Form 10QSB
period 2000-12-21
ISLAND CRITICAL CARE CORP
filed 2001-02-14
CIK 1109553

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from______to______

                          Commission File Number: 3699

--------------------------------------------------------------------------------

                           Island Critical Care Corp.
        (Exact Name of Small Business Issuer as Specified in its Charter)
--------------------------------------------------------------------------------

              Delaware                                      65-0967706
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

   9 Myrtle Street, Stratford, PE, Canada                    C1B 1P4
   (Address of Principal Executive Offices)                 (Zip code)

   Issuer's Telephone Number, Including Area Code:        (902) 569-4447

Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report:

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of February 13, 2001 the Issuer had 18,101,000 shares of Common Stock, par value of $.001 outstanding.

Transitional Small Business Disclosure Format (check one): YES _____ NO __X__


                           ISLAND CRITICAL CARE CORP.
                                   FORM 10-QSB
                     For the Quarter Ended December 31, 2000

                                      INDEX
                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Independent Accountants' Report on Interim                           F-2
           Financial Information

           Balance Sheets at December 31, 2000
           (unaudited) and March 31, 2000                                       F-3

           Statements of Changes in Stockholders' Equity (Deficit)
           for the Nine Months Ended December 31, 2000 and
           for the Period from Date of Inception (April 21, 1998)
           through December 31, 2000 (Unaudited)                                F-4 to F-5

           Statements of Operations and Comprehensive Income for
           The Nine Months and Three Months Ended December 31,
           2000 and 1999, and for the Period from Date of Inception
           (April 21, 1998) through December 31, 2000 (Unaudited)               F-6 to F-7

           Statements of Cash Flow for the nine months ended
           December 31, 2000 and 1999 and for the Period from the
           Date of Inception (April 21, 1998) through December 31,
           2000 (Unaudited)                                                     F-8 to F-9

           Notes to the Financial Statements (Unaudited)                        F-10 to F-12

Item 2.    Management's Discussion and Analysis or Plan of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                     19
Item 2.   Changes in Securites                                                  19
Item 3.   Defaults Upon Senior Securites                                        19
Item 4.   Submission of Matters to a Vote of Security Holders                   19
Item 5.   Other Information                                                     19
Item 6.   Exhibits and Reports on Form 8-K                                      19

SIGNATURES

PART I.  FINANCIAL INFORMATION

                           ISLAND CRITICAL CARE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            (A DELAWARE CORPORATION)
                              Palm Beach, Florida



                               FINANCIAL REPORTS

                                       AT

                               DECEMBER 31, 2000




                           ISLAND CRITICAL CARE CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            (A DELAWARE CORPORATION)
                              Palm Beach, Florida


TABLE OF CONTENTS


Independent Accountants' Report on Interim Financial Information                F - 2

Balance Sheets at December 31, 2000 (Unaudited) and March 31, 2000              F - 3

Statements of Changes in Stockholders' Equity (Deficit) for the Nine Months
Ended December 31, 2000 and for the Period from Date of Inception (April 21,
1998) through December 31, 2000 (Unaudited)                                     F - 4 to F - 5

Statements of Operations and Comprehensive Income for the Nine Months and Three
 Months Ended December 31, 2000 and 1999, and for the Period from Date of
 Inception (April 21, 1998) through December 31, 2000 (Unaudited)               F - 6 to F - 7

Statements of Cash Flows for the Nine Months Ended December 31, 2000 and 1999
 and for the Period from Date of Inception (April 21, 1998) through December
 31, 2000 (Unaudited)                                                           F - 8 to F - 9

Notes to the Financial Statements (Unaudited)                                   F - 10 to F - 12

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Island Critical Care Corp.
(A Development Stage Company)
(A Delaware Corporation)
Palm Beach, Florida


   We have reviewed the accompanying balance sheet of Island Critical Care Corp. as of December 31, 2000, and the related statements of operations and comprehensive income for the three months and nine months ended December 31, 2000 and 1999 and for the period from date of inception (April 21, 1998) through December 31, 2000, and the related statements of changes in stockholders' equity and cash flows for the nine months ended December 31, 2000 and 1999 and for the period from date of inception (April 21, 1998) through December 31, 2000. All information included in these financial statements is the representation of the management of Island Critical Care Corp.

   We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to the financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

   Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with the generally accepted accounting principles.

   We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of March 31, 2000 (presented herein), and the related statements of operations, changes in stockholders' equity and cash flows for the year ended March 31, 2000 (not presented herein) and for the periods from date of inception (April 21, 1998) through March 31, 2000, and in our report dated May 30, 2000, we expressed an unqualified opinion on those financial statements. We have not performed any auditing procedures subsequent to the date of our report.



/s/ Rotenberg & Company, LLP

Rotenberg & Company, LLP
Rochester, New York
  January 20, 2001

                           ISLAND CRITICAL CARE CORP.
                           (A DEVELOPMENT STAGE COMPANY)
                               (A DELAWARE CORPORATION)
                                Palm Beach, Florida
                                  BALANCE SHEETS


--------------------------------------------------------------------------------
                                                               (In U.S. Dollars)


                                                     (Unaudited)      (Restated)
                                                     December 31,      March 31,
                                                        2000             2000
--------------------------------------------------------------------------------

ASSETS
Current Assets
Cash and Cash Equivalents                           $   9,211         $  246,814
Accounts Receivable                                    58,545              2,121
Commodity Tax Recoverable                              42,049              7,875
Inventory                                             673,310                 -
Prepaid Expenses                                      128,109             20,576
--------------------------------------------------------------------------------
Total Current Assets                                  911,224            277,386

Property and Equipment - Net of Accumulated
 Depreciation                                          49,605             13,847

Other Assets
License Fee - Net of Accumulated Amortization          20,573             23,933
--------------------------------------------------------------------------------
Total Assets                                        $ 981,402          $ 315,166
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Line of Credit                                      $ 739,701          $      -
Note Payable - Due Within One Year                     35,270                 -
Accounts Payable                                      354,485             36,070
Accrued Expenses                                       52,413                 -
--------------------------------------------------------------------------------
Total Current Liabilities                           1,181,869             36,070

Other Liabilities
Grants Payable                                         49,301                 -
Note Payable - Due After One Year                     161,550                 -
--------------------------------------------------------------------------------
Total Liabilities                                   1,392,720             36,070
--------------------------------------------------------------------------------
Stockholders' Equity (Deficit)
Common Stock - $.001 Par; 50,000,000 Authorized;
               18,101,000 Issued and Outstanding       18,101             18,101

Additional Paid-In Capital                            885,639            701,719
Deficit Accumulated During Development Stage       (1,309,477)          (435,828)
Accumulated Other Comprehensive Income (Loss)          (5,581)            (4,896)
--------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                 (411,318)           279,096
--------------------------------------------------------------------------------
Total Liabilities and Stockholders'
 Equity (Deficit)                                  $  981,402        $   315,166
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement

                         See accountants' Review Report

                           ISLAND CRITICAL CARE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            (A DELAWARE CORPORATION)
                               Palm Beach, Florida

       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

--------------------------------------------------------------------------------
                                                               (In U.S. Dollars)
                                                                                        Deficit
                                             Number of      Common      Additional    Accumulated     Accumulated        Total
                                              Shares         Stock       Paid-In        During           Other        Stockholders'
                                                           $.001 Par     Capital      Development    Comprehensive      Equity
                                                             Value                        Stage        Income (Loss)    (Deficit)

Nine Months Ended December 31, 2000 and
 for the Period from Date of Inception
  (April 21, 1998)
 Through December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
 Balance - April 21, 1998                       -          $    -        $    -       $     -          $   -             $    -

Issuance of Shares for Cash -
 Original Incorporation of
  Canadian Company                       10,164,398         10,164       (4,000)            -              -               6,164
Net Loss for the Period                         -               -             -       (56,941)             -             (56,941)
------------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 1999                 10,164,398         10,164       (4,000)      (56,941)             -             (50,777)
Canadian Private Placement Offering of Stock,
 Net of Offering Costs of $249,835        2,988,098          2,988      860,668             -              -             863,656
Stock Subscriptions                         876,000            876      291,139             -              -             292,015
Less: Subscriptions Receivable                  -               -      (292,015)            -              -            (292,015)
Issuance of Shares in Exchange for
 Services, Net of Costs of Related
 Services of $340,000                     1,000,000          1,000       (1,000)            -              -                  -
------------------------------------------------------------------------------------------------------------------------------------
Sub-Total                                15,028,496         15,028      854,792        (56,941)            -              812,879
Acquisition of Florida Public
 Shell Corporation                               -              -      (150,000)            -              -             (150,000)
Issuance of Shares in Connection with
 Merger with Island Critical Care
 Corp. Florida                            3,072,504          3,073       (3,073)            -              -                   -
Net Loss for the Period                          -              -            -         (378,887)           -             (378,887)
Other Comprehensive Income (Loss)
 for the Period                                  -              -            -              -           (4,896)            (4,896)
------------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 2000 - Restated       18,101,000      $ 18,101     $701,719      $ (435,828)     $  (4,896)         $ 279,096
------------------------------------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement

                         See accountants' Review Report

                                 - continued -


                           ISLAND CRITICAL CARE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            (A DELAWARE CORPORATION)
                               Palm Beach, Florida


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) - continued
------------------------------------------------------------------------------------------------------------------------------------
                                                                          (In U.S. Dollars)
                                                                                          Deficit
                                                            Common                     Accumulated      Accmulated        Total
                                                             Stock        Additonal       During           Other       Stockholders'
                                          Number of       $.001 Par       Paid-In      Development     Comprehensive     Equity
                                            Shares           Value         Capital         Stage        Income (loss)   (Deficit)

Nine Months Ended December 31, 2000 and
for the Period from Date of Inception
 (April 21, 1998)
Through December 31, 2000
Shares
------------------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2000 - Restated       18,101,000      $ 18,101         $701,719     $(435,828)      $(4,896)         $279,096
Contribution of Capital                           -             -           183,920            -             -            183,920
Net Loss for the Period                           -             -                -       (873,649)           -           (873,649)
Other Comprehensive Income (Loss) for
 the Period                                       -             -                -             -           (685)             (685)
------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2000                18,101,000     $ 18,101         $885,639   $(1,309,477)      $(5,581)       $ (411,318)
------------------------------------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement

                         See accountants' Review Report


                           ISLAND CRITICAL CARE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             (A DELAWARE CORPORATION)
                               Palm Beach, Florida


STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
--------------------------------------------------------------------------------
                                              (In U.S. Dollars)


                                    Period From
                                 Date of Inception            Nine Months Ended
                                                             -------------------
                                      Through                    December 31,
                                   December 31,
                                        2000               2000             1999
--------------------------------------------------------------------------------

Revenues                           $      -              $     -         $     -
--------------------------------------------------------------------------------
Operating Expenses
Advertising and Promotion             48,157               36,522          1,938
Bank Charges                           9,716                9,269            160
Communications                        13,471                7,336            198
Insurance                              7,470                7,470              -
Investor Relations                    55,683               42,969          3,099
Legal and Accounting                  43,954               35,450              -
Organization Costs                     6,064                   -             978
Office Expense                        35,423               23,004            292
Relocation Expense                    52,654               52,654              -
Rent and Rentals                      22,203               16,990            880
Repairs & Maintenance                    252                  252              -
Research and Development Costs       359,965              247,687         15,324
Salaries and Benefits                563,139              350,243         57,965
Shipping Charges                      11,545               11,141            202
Telephone and Utilities                8,766                8,150              -
Travel                                79,372               33,088          1,233
Web Page Design                       15,054               15,054              -
Depreciation                           8,986                6,556            126
Amortization                           4,427                2,623            301
--------------------------------------------------------------------------------
Total Operating Expenses           1,346,301              906,458         82,696
--------------------------------------------------------------------------------
Loss Before Other Income
 (Expenses)                       (1,346,301)            (906,458)       (82,696)

Other Income (Expenses)
Government Grants                     40,126               40,126              -
Interest Income                        7,020                3,005              -
Interest Expense                     (10,322)             (10,322)             -
--------------------------------------------------------------------------------
Net Loss for the Period           (1,309,477)            (873,649)       (82,696)

Other Comprehensive Income (Loss)
Foreign Currency Translation
 Adjustment                           (5,581)                (685)             -
--------------------------------------------------------------------------------
Comprehensive Income (Loss)   $   (1,315,058)          $ (874,334)     $ (82,696)
--------------------------------------------------------------------------------
Weighted Average of Common
 Shares Outstanding               16,663,198           18,101,000     10,164,398

Net Loss per Common Share -
 Basic and Diluted            $       (0.079)          $   (0.048)     $  (0.008)
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement

                         See accountants' Review Report


                           ISLAND CRITICAL CARE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             (A DELAWARE CORPORATION)
                               Palm Beach, Florida


STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) - continued
--------------------------------------------------------------------------------
                                              (In U.S. Dollars)

                                                 Three Months Ended
                                                    December 31
                                             ----------------------------

                                                2000            1999
--------------------------------------------------------------------------------
Revenues                                      $    -           $   -
--------------------------------------------------------------------------------
Operating Expenses
Advertising and Promotion                      22,724           1,938
Bank Charges and Interest                       3,668             160
Communications                                  2,038             198
Insurance                                       2,667              -
Investor Relations                              8,982           3,099
Legal and Accounting                           17,235              -
Organization Costs                                 -               -
Office Expense                                 11,554             292
Relocation Expense                              5,247              -
Rent and Rentals                                6,854             880
Repairs & Maintenance                             183              -
Research and Development Costs                 55,676          15,324
Salaries and Benefits                         143,568          57,965
Shipping Charges                                6,828             202
Telephone and Utilities                         2,943              -
Travel                                         14,676           1,233
Web Page Design                                 3,103              -
Depreciation                                    2,314             126
Amortization                                      904             301
--------------------------------------------------------------------------------
Total Operating Expenses                      311,164          81,718
--------------------------------------------------------------------------------
Loss Before Other Income (Expenses)          (311,164)        (81,718)

Other Income (Expenses)
Government Grants                               5,351              -
Interest Income                                 3,005              -
Interest Expense                              (10,322)             -
--------------------------------------------------------------------------------
Net Loss for the Period                      (313,130)        (81,718)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment        (4,391)             -
--------------------------------------------------------------------------------
Comprehensive Income (Loss)                $ (317,521)       $(81,718)
--------------------------------------------------------------------------------
Weighted Average of Common
 Shares Outstanding                        18,101,000      10,164,398

Net Loss per Common Share - Basic
 and Diluted                               $   (0.017)       $ (0.008)
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement

                         See accountants' Review Report


                           ISLAND CRITICAL CARE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            (A DELAWARE CORPORATION)
                               Palm Beach, Florida

STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
                                                                  (In U.S. Dollars)

                                                  Period From
                                               Date of Inception            Nine Months Ended
                                                    Through                   December 31,
                                                                          ---------------------
                                                  December 31,
                                                     2000                2000             1999
----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Cash Received from Government                   $  40,317              $ 40,317          $    -
Cash Paid to Suppliers and Employees           (1,826,877)           (1,400,967)         (19,984)
----------------------------------------------------------------------------------------------------
Net Cash Flows from Operating Activities       (1,786,560)           (1,360,650)         (19,984)
----------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchase of Property and Equipment                (59,338)              (42,562)          (7,820)
Purchase of License Fee                           (25,000)                   -           (25,000)
----------------------------------------------------------------------------------------------------
Net Cash Flows from Investing Activities          (84,338)              (42,562)         (32,820)
----------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Recapitalization of Stock                        (150,000)                   -          (150,000)
Proceeds From Borrowing                           981,516               981,516               -
Gross Proceeds From Private
Placement Offering                              1,107,744                    -         1,028,952
Capital Contribution                              185,383               185,383               -
Cost of Private Placement Offering               (249,835)                   -          (249,235)
----------------------------------------------------------------------------------------------------
Net Cash Flows from Financing Activities        1,874,808             1,166,899          629,717
----------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes
 on Cash and Cash Equivalents                      10,882                  (605)             -
----------------------------------------------------------------------------------------------------
Foreign Currency Translation Adjustment            (5,581)                 (685)          (2,043)
----------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                   9,211              (237,603)         574,870

Cash and Cash Equivalents - Beginning
 of Period                                             -                246,814              100
----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents - End of Period        $  9,211           $     9,211         $574,970
----------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement

                         See accountants' Review Report

                           ISLAND CRITICAL CARE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             (A DELAWARE CORPORATION)
                               Palm Beach, Florida


RECONCILIATION OF NET LOSS (UNAUDITED) TO NET CASH FLOWS FROM OPERATING
ACTIVITIES
--------------------------------------------------------------------------------

                                                 (In U.S. Dollars)

                                      Period From
                                    Date of Inception         Nine Months Ended
                                         Through                 December 31,
                                                            --------------------
                                       December 31,
                                           2000             2000          1999
--------------------------------------------------------------------------------

Net Loss for the Period                $(1,309,477)      $(873,649)    $(82,696)

Adjustments:
Depreciation                                 8,986           6,556          126
Amortization                                 4,427           2,623          301

Changes in Assets and Liabilities:
Accounts Receivable                        (57,930)        (55,816)          -
Commodity Tax Recoverable                  (42,769)        (34,942)     (23,237)
Inventory                                 (665,482)       (665,482)          -
Prepaid Expenses                          (127,638)       (107,193)     (19,653)
Accounts Payable                           372,034         335,964      104,230
Accrued Expenses                            31,289          31,289          945
--------------------------------------------------------------------------------
Net Cash Flows from Operating
 Activities                           $ (1,786,560)    $(1,360,650)    $(19,984)
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement

                         See accountants' Review Report

ISLAND CRITICAL CARE CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palm Beach, Florida


NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)


Note A -  Basis of Presentation
The condensed financial statements of Island Critical Care Corp.
(the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Form 10SB, and other reports filed with the SEC.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period of or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the company's registration with the Securities and Exchange Commission and costs incurred to raise capital. Certain financial information that is not required for interim financial reporting purposes has been omitted.

Note B -  Other Matters
Grants
The Company has received grants from the National Research
Council of Canada. The grants are non-repayable and are based upon 40% of qualified research and development expenditures up to a maximum of $48,000 Canadian (approximately $32,001 U.S. at December 31, 2000). Grants received are recognized as Other Income in the period in which the related expenses are incurred. Grant revenue amounted to $32,001 U.S. at December 31, 2000.


The Company has received grants from the Prince Edward Island
Business Development Agency. The grants are non-repayable and are based upon 40% of the qualified marketing expenditures up to a maximum of $13,352 U.S. Grants received are recognized as Other Income in the period in which the related expenditures are incurred. Grant revenue amounted to $8,125 U.S. at December 31, 2000.

The Company is entitled to receive grants in the form of interest free loans from the Atlantic Canada Opportunities Agency, an agency of the Canadian Government. The total amount of the loans available is approximately $244,900 U.S. and is based upon Qualified Expenditures for Capital Asset Acquisitions, Market Development and Standard Certification Costs. The grant is interest free and is repayable over 5 years. At December 31, 2000, amounts receivable under this program amounted to $49,301 and are included in accounts receivable with a corresponding amount in grants payable.

Inventory
Inventory consists of parts to be used in the assembly of the pulse oximeter. Inventory is recorded at the lower of cost determined by the first in, first out method or market. As of the balance sheet date there were no sub-assembly components or finished goods in inventory.

                                  - continued -




ISLAND CRITICAL CARE CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palm Beach, Florida

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Note B -  Other Matters - continued

Line of Credit
The Company has available a line of credit with the Prince Edward
Island Lending Agency, an agency of the Province of Prince Edward Island Government with a maximum amount of $1,020,500 U.S. The line of credit became available upon the completion of the prototype for the Pulse Oximeter. The line of credit bears interest at the prime rate plus 3% (10.25% at December 31, 2000) annually and is collateralized by the general assets of the Company. The line of credit is renewable annually in September. The total amount outstanding was $739,701 U.S. at December 31, 2000. Interest expense amounted to $4,861 and $-0-for the nine months ended December 31, 2000 and 1999, respectively.

Notes Payable
Notes payable consisted of the following:
--------------------------------------------------------------------------------
December 31,                                             2000               1999
--------------------------------------------------------------------------------

Note payable, unsecured,  repayable in monthly
installments of $2,422, including principal and
interest.  The note is for a five-year  term and
bears interest at the rate of 9% per annum. The
note is due in July 2005.                               $ 108,968           $  -

Note payable, unsecured,  repayable in monthly
installments of $1,176, including principal and
interest.  The note is for a five-year  term and
bears interest at the rate of 9% per annum. The
note is due in September 2005.                             54,472              -

Note payable, unsecured, repayable in monthly
installments of $692, including principal and
interest. The note is for a five-year term and
bears interest at the rate of 9% per annum. The
note is due in December 2005.                              33,380
--------------------------------------------------------------------------------
                                                        $ 196,820           $  -

Less:  Amount due within one year                          35,270              -
--------------------------------------------------------------------------------
Amount Due After One Year                                $161,550           $  -
--------------------------------------------------------------------------------
Annual maturities of debt for the five years succeeding, December 31, 2000 are as follows:


             2001        2002        2003         2004        2005        Total
--------------------------------------------------------------------------------
         $ 35,270    $ 38,573    $ 42,204     $ 46,156    $ 34,617     $ 196,820
--------------------------------------------------------------------------------
Interest expense for the nine months ended December 31, 2000 and 1999 amounted to $5,461 and $-0-, respectively.

                                  - continued -


ISLAND CRITICAL CARE CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palm Beach, Florida

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Note B -  Other Matters - continued

Stock Options and Warrants
Investors
In November 1999, the Company granted 747,025 warrants to investors in connection with the original issuance of shares. The warrants are exercisable over a 24-month term at an exercisable price of $1.00 and $1.50 per share in the first and second year respectively ($.68 and $1.02 in U.S. Dollars). The fair market value of the options was determined by using a Black Scholes option-pricing model. The calculated fair value at the date of the grant was zero.

Directors
In January 2000, the Company began granting options to certain directors in increments of 1,000 per month (32,000 outstanding at December 31, 2000). The stock options are exercisable at $.25 per share ($.17 per share U.S.). All options are fully vested and expire three years from the date of the grant. The fair market value of the options was determined using the Black Scholes option-pricing model. The calculated fair value at the date of the grant was zero.

Employee
In July 2000, the Company granted options to an employee. These options vest over a three-year period and are exercisable at U.S. $2.00 per share. The options expire three years from the date of the grant. The fair market value of the options was determined using the Black Scholes option-pricing model. The calculated fair value at the date of the grant was zero.

The assumptions used were as follows:
--------------------------------------------------------------------------------
Weighted Average Fair Value of Common Stock                      $ .34
Expected Market Volatility                                       10.0%
Risk Free Interest Rate                                          5.50%
Terms                                                        24 Months
--------------------------------------------------------------------------------
Information with respect to all stock options is as follows:
--------------------------------------------------------------------------------
Outstanding at March 31, 1999                                      -
Granted to Investors                                          747,025
Granted to Directors                                            6,000
Granted to Employees                                               -
Exercised                                                          -
--------------------------------------------------------------------------------
Outstanding at March 31, 2000                                 753,025
Granted to Investors                                               -
Granted to Directors                                           17,000
Granted to Employee                                            50,000
--------------------------------------------------------------------------------
Outstanding at September 30, 2000                             820,025
Granted to Investors                                               -
Granted to Directors                                            9,000
Granted to Employee                                                -
--------------------------------------------------------------------------------
Outstanding at December 31, 2000                              829,025
--------------------------------------------------------------------------------
The weighted average value of the common stock used was the last stock-offering price since the company has no established market for its shares.

Item 2.    Management's Discussion and Analysis or Plan of Operations

Forward Looking Statements

   All statements, other than statements of historical fact, which address activities, actions, goals, prospectus, or new developments that Island Critical Care Corp. expects or anticipates will or may occur in the future, including such things as expansion and growth of its operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect Island Critical Care Corp.'s operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of products and conditions in the capital markets. Forward-looking statements made by Island Critical Care Corp. are based on knowledge of its business and the environment in which it operates as of the date of this report. Because of factors listed below, as well as other factors beyond its control, actual results may differ from those in the forward-looking statements.

Plan of Operations

   At the present time Island Critical Care Corp. is in the development stage and does not provide any product or service. We have not generated any revenues and have operated at a loss since our inception. We intend to become a medical device manufacturer and assembler of our products for worldwide distribution.

   We are in the process of completing our first product, the VitalSAT
Pulse Oximeter, a state-of-the-art stand-alone pulse oximeter, which uses patented technology that is licensed from Masimo Corporation. We are undergoing a testing and certification process on the VitalSAT, which will allow the unit to be imported and sold in the United States and the European Union. There is no certainty that we will be successful in obtaining the required certifications. If we are not able to obtain these certifications, the market for our product will be limited. On January 25, 2001 we received from Health Canada's Therapeutic Products Program a medical device license to sell the VitalSAT Pulse Oximeter in Canada.

   The operations of the Company from its inception in April 1998 to present, have been funded by a private placement completed in November 1999, a line of credit from the Prince Edward Island Lending Agency (an agency of the Provincial Government of the Province of Prince Edward Island, Canada), repayable grants from the Atlantic Canada Opportunities Agency (an agency of the Federal Government of Canada), non-repayable grants from the Prince Edward
Island Development Agency (an agency of the Provincial Government of the Province of Prince Edward Island, Canada) from the National Research Council of Canada and Human Resources Development Canada (both departments of the Federal Government of Canada).

   With the assistance of the government of Prince Edward Island we issued a request for proposals to have developers design and build a mixed-use assembly and office facility to be located in the Town of Stratford, Prince Edward Island, which we will use as our assembly plant. We have entered into a 10-year lease agreement commencing in February 2001 for these premises. From May 1, 2000 to February 1 2001, our principal executive offices were located at 85 Watts Avenue, Charlottetown, Prince Edward Island in premises provided to us on a rent free basis by the government of Prince Edward Island.

   We have secured a line of credit in the amount of US $1,020,500 through the Prince Edward Island Lending Agency, an agency of the Prince Edward Island government responsible for attracting new business to Prince Edward Island. We have met all preconditions to funding under this line of credit and have proceeded to draw down on these funds. The line of credit facility is to fund inventory purchases. During the nine month period ended December 31, 2000 the Company drew down US $739,701 on the line of credit. The interest rate on this line of credit is the prime rate plus 3%. Interest is paid monthly. The line of credit facility is reviewed annually with the Prince Edward Island Lending Agency in September of each year.

   We have secured a US$244,900 repayable grant from the Atlantic Canada Opportunities Agency, an agency of the Canadian government. This agency is responsible for the development of business opportunities in the four Provinces that comprise the Atlantic region of Canada. The grant is interest free and repayable over a five-year period commencing in January 2002. Acceptable expenditures under the grant are capital asset acquisitions, market development, and standards certification costs and are reimbursed by the Atlantic Canada Opportunities Agency once the expenditure has been incurred and paid for by the Company. We have filed claims with the Atlantic Canada Opportunities Agency and are presently awaiting payment on those claims. During the nine-month period ended December 31, 2000, the Company filed claims totaling US $49,301 under this program.

   In April 2000 the Company applied for funding under the Canada Jobs Program with Human Resource Development Canada, a Federal government agency responsible for job development in undeveloped and underdeveloped parts of Canada. Under such an agreement, the government would fund 50% of qualified employee salaries for a six- month period. The average salaries for these employees are between US$10,200 and US $13,600 per employee. The Company received approval for US$ 90,671 of funding from Human Resource Development Canada representing only a portion of our possible funding. This funding is to be used for hiring of our assembly personnel and the related capital costs for these employees. Human Resource Development Canada will not provide funding to us until we hire the personnel to be so funded. We have commenced hiring qualified employees under this program and as at December 31, 2000 have accessed funding under this program in the amount of US $900.

   Once we had established a commercially operational assembly facility for a period of thirty days we received a non-repayable grant of US $136,100 from Enterprise PEI.

   On occupation of the Stratford facility, we will receive from Enterprise Prince Edward Island a US $34,000 rental incentive to be applied as against our monthly rental cost of the Stratford building in the first year of occupancy. This grant is non-repayable.


   Our operations over the next twelve months include the following:

-   Finalization of the  development of the VitalSAT Pulse Oximeter for market,
-   Completing safety and effectiveness testing of the VitalSAT Pulse Oximeter
- Obtaining certification under various governmental regulating bodies including the Food and Drug Administration, Certifications Europe;
-   Setting up our distribution channels for the sale of the product,
-   Setting up the production facility in Prince Edward Island, and;
-   Hiring of staff to produce the product.

   Current cash reserves, generated from the initial private placement together with the funding commitments from the Government of Canada and the Province of Prince Edward Island are sufficient to bring us to the point where our operations will be funded by the sale of our product.

   All of our required parts to manufacture the pulse oximeter have been secured from suppliers on purchase orders covering ten thousand units to be delivered over a fourteen month period. The cost of these parts have been fixed and a delivery schedule has been arranged with the suppliers to ensure that the parts are delivered to us in a timely fashion in order to meet our projected sales volumes. The inventory purchases are funded under the Province of Prince Edward Island's US $1,020,500 line of credit facility.

   There are costs associated with completing the safety and effectiveness testing and obtaining the certifications necessary to import and sell in the markets we have identified. These costs have been minimized by centralizing this function with one independent supplier; QPS/Entela. All of the safety and effectiveness testing is done by QPS/Entela for a fixed fee. The Atlantic Canada Opportunities Agency finances these costs. There can be no assurances that the Company will be successful in obtaining any of these certifications or that they will be completed on a timely basis. In the event that the necessary certifications to export and sell the VitalSAT Pulse Oximeter are not received in a timely manner there would be an impact on the Company's cash reserves as sales cannot be made until the certifications are obtained. In order to minimize the negative impact of this possibility the Company is preparing to seek additional private funding when and if it becomes necessary to do so.

   The Atlantic Canada Opportunities Agency also finances all costs associated with establishing distribution channels, marketing materials such as brochures, attendance at trade shows, travel related to establishing foreign markets, and capital acquisitions.

Results of operations: Third quarter and first nine months of fiscal 2001 compared to the third quarter and first nine months of fiscal 2000

   The comparative figures for the nine-month period ended December 31, 1999 reflect operating activities of the Company from receipt of its private placement financing in November 1999 to December 31, 1999. Prior to November 1999, the Company was only engaged in seeking out this private placement to commence development of its first product. The costs incurred during that period were directly related to obtaining the private placement financing and are disclosed in the financial statements as a reduction in the proceeds raised. Accordingly, a comparison of the results of operations for the nine months ended December 31, 1999 to that of December 31, 2000 would not be meaningful.

   For the nine-month period ended December 31, 2000, the Company has been engaged in completing the development of the pulse oximeter, undergoing a safety and effectiveness certification process for commercial sale of the product, and developing a distribution network for the sale of its product.

   The Company expended $247,687 on research and development of its pulse oximeter for the nine-month period ended December 31, 2000. These costs include sub-contract engineering ($182,924, 1999: $15,324), prototype related costs ($44,442 1999: $nil) and certification and electrical standards testing of the pulse oximeter ($20,321, 1999: $nil).

   Sales and Marketing costs, disclosed in the financial statements under the heading of Advertising and Promotion, Travel and web page design relate to the costs of attendance at tradeshows, meetings with potential distributors and the design and implementation of the web page during the nine-month period ended December 31, 2000.

   The major components of General and Administrative expenses include Investor Relations, Legal and Accounting, Relocation Expenses and Salaries and Benefits. Investor Relations includes a monthly contract with Finlay International Inc. for the provision of all investor relations services on behalf of the Company at a monthly cost of $2000 plus related expenses ($30,478, 1999: $3,099), share transfer agent costs and ongoing filing costs with the Securities and Exchange Commission ($12,491, 1999:$nil) . Legal and Accounting costs are principally comprised of costs associated with the Company's accountants for the audit and quarterly reviews of the Company's financial statements for filing its SB2 with the Securities and Exchange Commission ($24,397, 1999: $nil) and legal fees for the ongoing registration of the Company's trademarks and general corporate matters ($11,053, 1999: $nil). Relocation expenses are the result of moving key employees from Ontario, Canada to Prince Edward Island, Canada, where our new manufacturing and assembly facility is located.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

   The Company commenced action in the Ontario Superior Court of Justice against Toronto Moulds Ltd. of Toronto, Ontario seeking money damages for breach of contract. On January 12, 2001 the Company received default judgment against Toronto Moulds Ltd. for Cdn.$20,486 (US $13,658) and was also awarded costs of the proceeding which were fixed at Cdn$1,514 (US $1,009). The money damages awarded to the Company under this judgment bears interest at the rate of 7% per annum and the Company shall be seeking to collect these moneys from Toronto Moulds Ltd. by those means available to them under Ontario, Canada law.

Item 2.  Changes in Securities and use of Proceeds

         Not Applicable.

Item 3.  Defaults upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.   None.

         (b) Reports on Form 8-K. During the quarter ended December 31, 2000, Island Critical Care Corp. filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Island Critical Care Corp.

Date:   February 13, 2001     /s/ Wayne Weber
                                  Wayne Weber
                                  Vice President of Finance and
                                  Chief Financial Officer
                                  (As principle accounting and financial officer and on behalf of the Registrant)

Date:   February 13, 2001     /s/ Sean Flanigan
                                  Sean Flanigan
                                  Vice President of Operations and
                                  Chief Operations Officer
                                  (As principle operating officer
                                  and on behalf of the Registrant