Form 10KSB
period 2001-03-31
ISLAND CRITICAL CARE CORP
filed 2001-06-01
CIK 1109553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended March 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________.

                 Commission file number 333-38558

                           Island Critical Care Corp.
                 (Name of small business issuer in its charter)

                  Deleware                               65-0967706
         State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization             Identification No.)

                 9 Myrtle Street, Stratford, PE, Canada       C1B 1P4
                 (Address of principal executive offices)    (Zip Code)

                    Issuer's telephone number (902) 569-4447

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company experienced a net loss in the amount of $1,161,526 for the fiscal year ended March 31, 2001.

Our common stock is not traded on any exchange.  We plan to eventually seek registration on the OTCBB, once our Form 15C211 has cleared comments from the
National Association of Securities Dealers (NASD), if ever. We cannot guarantee that we will obtain a listing. There is no trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31,
2001, was 18,101,000 shares, held by approximately 780 stockholders.

Documents incorporated herein by reference: None.

Transitional Small Business Disclosure Format: Yes [ ]; No [X].

This form 10KSB contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities
Exchange Act of 1934. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. Such assumptions are indicated by terminology such as, "believes," "it appears," "the
Company is informed," and the like, while such forward-looking statements are indicated by terminology such as, "plans," "intends," and similar words which refer to future conditions. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future.
Actual future performance and results could differ from that contained in or suggested by these forward looking statements as a result of risk factors set forth in this Form 10KSB.

In this form 10KSB, references to the "Company," "we," "us," and "our" refer to
Island Critical Care Corp.

                           ISLAND CRITICAL CARE CORP.

                                   Form 10-KSB
                    For the Fiscal Year Ended March 31, 2001

                                TABLE OF CONTENTS

PART 1

PART II

Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure ....................................7

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act ...........8

Item 10. Executive Compensation .....................................10

Item 11. Security Ownership of Certain Beneficial Owners and

Appendix A Audited Financial Statements.....................F-1 to F-12

Appendix B Form 8-K..............................................1 to 2

Part 1

ITEM 1.  DESCRIPTION OF BUSINESS

            We were incorporated in Delaware on December 15, 1999. On December
22, 1999 we merged with Island Critical Care Corp., an inactive Florida corporation. The purpose of this merger was to effect a change in the domicile of the Florida Corporation to Delaware. Island Critical Care Corp. (a Florida
corporation), was originally incorporated on March 15, 1996 under the name 9974
Holdings Inc., and subsequently changed its name from 9974 Holdings Inc. to
Ontario Midwestern Railway Co. Inc, and finally the Florida Corporation's name was changed to Midwestern Railway Co. Inc. All three changes in name of the
Florida Corporation were completed prior to its merger with the Delaware
Corporation.  In the merger of the Florida and Delaware Corporations, we issued
3,072,504 common shares that were exchanged for 3,072,504 shares of the Florida
Corporation on a 1 for 1 basis. Following this transaction, we emerged as the surviving corporation. On January 13, 2000, we merged with Island Critical Care
Corporation, an Ontario Corporation.  In the merger of the Ontario Corporation into the Delaware Corporation we issued 15,028,496 common shares that were exchanged for 15,028,496 shares of the Ontario Corporation on a one for one basis.  Following this transaction we emerged as the surviving corporation. We acquired the Ontario incorporated Island Critical Care Corporation, because we wanted to purchase its licensed technology, cash, financial incentive agreements and research and development of its pulse oximeter prototype.

        Through our acquisition of the Ontario incorporated Island Critical Care
Corporation we acquired the right to use Masimo Corporation's Signal Extraction
Technology in medical devices that we plan to develop.  This Technology integrates a computer processing board, computer software program, cables, and other equipment into medical monitoring devices and is designed to measure the level of oxygen saturation in the blood of human patients.

        We seek to become a developer, assembly plant, and worldwide distributor of medical monitoring devices that use Masimo's Signal Extraction Technology.
Our registered office is located at Suite 201, 205 Worth Avenue, Palm Beach,
Florida, 33480 and our registered agent at that address is J. Paul Hines.  Our principal executive offices are currently located at 9 Myrtle Street, Stratford,
Prince Edward Island, Canada.  Our telephone number is (902) 569-4447.  We are only authorized to issue common stock.  Our total authorized common stock consists of 50,000,000 shares, of which 18,101,000 shares are issued and outstanding.

        For the fiscal years ended March 31, 2001 and 2000, we have no revenues or profits.  The initial medical monitoring device we have developed and we will attempt to market is the VitalSAT pulse oximeter using Masimo's Signal
Extraction Technology. On or about April 28, 2000 we completed development of our prototype pulse oximeter.  From approximately January 1, 2000 to approximately August 1, 2000, the name of our pulse oximeter was the ATO2m2000 pulse oximeter.  On or about August 21, 2000, we decided to change the name of our pulse oximeter to the VitalSAT pulse oximeter. We changed the name of our pulse oximeter because we believed the new name offered greater name recognition.

            During the course of the fiscal year ended March 31, 2001 we undertook a process of having the VitalSAT pulse oximeter tested and/or evaluated under the Canadian Standards Association (CSA), International
Electromechanical Commission (IEC), Underwriters Laboratory (UL) and US Food and
Drug Cosmetics Act (FDA).  This process has resulted in the pulse oximeter having passed the required testing under each of CSA, IEC and UL.  In order to obtain the Certification Europeainne (CE) mark, the company had to be registered under the International Standards Organization (ISO).  We commenced the ISO registration process in December 2000 and were registered under ISO 9002:1994 on
April 11, 2001. An application for pre-market approval has been made under
Section 510K of the Food, Drug and Cosmetics Act.  This process is required to legally sell a medical device in the United States of America. There can be no assurances that we will be successful in obtaining the 510K approval.

        On February 1, 2001 we moved into our new leased premises in Stratford,
Prince Edward Island Canada.  Prince Edward Island is one of the ten Provinces
that comprise the Confederation of Canada.  It is located in the Atlantic Ocean approximately 13 miles northwest of Nova Scotia. This facility includes approximately 10,000 square feet of office, storage, and assembly space.  Prior to February 1, 2001 we were given access to office and manufacturing premises owned by the government of the Province of Prince Edward Island on a rent-free basis.  These temporary offices were located in the West Royalty Industrial Park in Charlottetown, Prince Edward Island. In approximately May 2000, we began limited operations in these temporary facilities.

            Until April 11, 2001, our limited operations consisted of assembling three of the five sub-component parts of the VitalSAT pulse oximeter and completion of our prototype pulse oximeters and those used in the testing to obtain the certifications noted above. Subsequent to April 11, 2001, we commenced commercial production of the VitalSAT pulse oximeter for distribution in Canada, the European Union, Asia and South America.

        As part of the ISO certification process, we developed an assembly plan for the pulse oximeter.  We have developed a marketing and distribution plan for our VitalSAT oximeter and are currently in discussions with fifteen (15)
distributors to represent the product in Canada, Europe, Asia and South America.
As at the date of this filing we have signed agreements with six (6)
distributors.  We cannot assure that we will ever develop any other medical device products or that we will be successful in completing our marketing and distribution plan.  We cannot assure that we will sign any further distribution agreements or that the distribution agreements signed to date will result in future sales.

ITEM 2. DESCRIPTION OF PROPERTY

        Our main offices are located at 9 Myrtle Street, Stratford, Price Edward
Island, Canada, C1B 1P4, our telephone number is (902) 569-4447, and our fax number is (902) 569-4406. The facility is a leased, approximately 10,000 square foot facility, utilized as our administrative and assembly plant.

ITEM 3. LEGAL PROCEEDINGS.

        The Company is not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during fiscal year ended March 31, 2001.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

          Our common stock is not traded on any exchange.  Our registration statement was deemed effective by the Securities and Exchange Commission as of
January 18, 2001.  We are currently seeking to register our common stock on the
Over the Counter Bulletin Board (OTCBB). We cannot guarantee that we will obtain registration. There is no trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed.

Penny Stock Considerations

          Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the Securities and
Exchange Commission.  Penny stocks generally are equity securities with a price of less than US$ 5.00.  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

          These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Holders

          As of March 31, 2001, there were approximately 780 holders of record of our common stock.

Dividends

          We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future.
We plan to retain any future earnings for use in our business.  Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.
There can be no assurance that we will ever issue a dividend.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

            We have completed our first product, the VitalSAT Pulse Oximeter, a stand-alone pulse oximeter, which uses patented electrical and mechanical technology that is licensed from Masimo Corporation. We have completed testing and certification as of April 11, 2001. This testing will allow us to export the
VitalSAT to countries that accept the CE label as its standard for medical certification, such as the European Union. As at the date of this filing we have made an application to the FDA for pre-market clearance and are awaiting comments thereunder. There is no certainty that we will be successful in obtaining the required FDA certification. If we are not able to obtain this certification, the market for our product will be limited. On January 25, 2001 we received from Health Canada's Therapeutic Products Program a medical device license to sell the VitalSAT Pulse Oximeter in Canada.

            The operations of the Company from its inception in April 1998 to present, have been funded by a private placement completed in November 1999, a line of credit from the Prince Edward Island Lending Agency (an agency of the
Provincial Government of the Province of Prince Edward Island, Canada),
repayable grants from the Atlantic Canada Opportunities Agency (an agency of the
Federal Government of Canada), non-repayable grants from the Prince Edward
Island Development Agency (an agency of the Provincial Government of the
Province of Prince Edward Island, Canada), from the National Research Council of
Canada and Human Resources Development Canada (both departments of the Federal
Government of Canada).

            With the assistance of the government of Prince Edward Island we issued a request for proposals to have developers design and build a mixed-use assembly and office facility to be located in the Town of Stratford, Prince
Edward Island, which we will use as our assembly plant. We have entered into a
10-year lease agreement commencing in February 2001 for these premises. From May
1, 2000 to February 1 2001, our principal executive offices were located at 85
Watts Avenue, Charlottetown, Prince Edward Island in premises provided to us on a rent-free basis by the government of Prince Edward Island.  We do not sub-let any portion of these premises to any other party and we occupy 100% of the usable space in the building.

            We have secured a line of credit in the amount of US $951,900 through the Prince Edward Island Lending Agency, an agency of the Prince Edward
Island government responsible for attracting new business to Prince Edward
Island.  We met all preconditions to funding under this line of credit and proceeded to draw down on these funds.  The line of credit facility is to fund inventory purchases.  During the year ended March 31, 2001 the Company drew down the full amount on the line of credit.  The interest rate on this line of credit is the prime rate plus 3%. Interest is paid monthly.  The line of credit facility is reviewed annually with the Prince Edward Island Lending Agency in
September of each year.

   We have secured a US$244,900 repayable grant from the Atlantic Canada
Opportunities Agency, an agency of the Canadian government. This agency is responsible for the development of business opportunities in the four Provinces that comprise the Atlantic region of Canada. The grant is interest free and repayable over a five-year period commencing in January 2002. Acceptable expenditures under the grant are capital asset acquisitions, market development, and standards certification costs and are reimbursed by the Atlantic Canada
Opportunities Agency once the expenditure has been incurred and paid for by the
Company. We have filed claims with the Atlantic Canada Opportunities Agency and are presently awaiting payment on those claims. During the year ended March 31,
2001 the Company filed and were paid claims totaling US $104,623 under this program.

            In April 2000 the Company applied for funding under the Canada Jobs
Program with Human Resource Development Canada, a Federal government agency responsible for job development in undeveloped and underdeveloped parts of
Canada. Under this program, the government funds 50% of qualified employee salaries for a six- month period. The average salaries for these employees are between US$10,200 and US $13,600 per employee. The Company received approval for
US$90,671 of funding from Human Resource Development Canada representing only a portion of our possible funding. This funding is to be used for hiring of our assembly personnel and the related capital costs for these employees. Human
Resource Development Canada will not provide funding to us until we hire the personnel to be so funded. We have commenced hiring qualified employees under this program and as at March 31, 2001 have accessed funding under this program in the amount of US $3,843.

            We received a non-repayable grant of US $136,100 from Enterprise
PEI.

            We received from Enterprise Prince Edward Island a US $34,000 rental incentive to be applied as against our monthly rental cost of the Stratford building in the first year of occupancy. This grant is non-repayable.

Our operations over the next twelve months include the following:

        -  Obtaining pre-market clearance from the Food and Drug Administration
           (FDA 510K),
        -  Securing distribution contracts for the sale of the product,
        -  Hiring staff for the production facility in Prince Edward Island, and;
        -  Training of qualified staff to produce the product.

            All of our required parts to manufacture the pulse oximeter have been secured from suppliers on purchase orders covering ten thousand units to be delivered over a fourteen-month period.  The cost of these parts have been fixed and a delivery schedule has been arranged with the suppliers to ensure that the parts are delivered to us in a timely fashion in order to meet our projected sales volumes.  The inventory purchases are funded under the Province of Prince
Edward Island's US $951,900 line of credit facility.

            There were significant costs associated with completing the electrical and mechanical testing and obtaining the certifications necessary to export and sell in the markets we have identified. These costs have been minimized by centralizing this function with one independent supplier;
QPS/Entela. All of the safety and effectiveness testing was done by QPS/Entela for a fixed fee. The Atlantic Canada Opportunities Agency financed these costs.
To the extent that future market development requires us to obtain additional electrical and/or mechanical testing, we may be delayed in selling into those markets until such testing is complete.

            The Atlantic Canada Opportunities Agency finances, on a repayable basis, all costs associated with establishing distribution channels, marketing materials such as brochures, attendance at trade shows, travel related to establishing foreign markets, and capital acquisitions.

Results of operations: Third quarter and first nine months of fiscal 2001 compared to the third quarter and first nine months of fiscal 2000

            The comparative figures for the year ended March 31, 2000 reflect operating activities of the Company from receipt of its private placement financing in November 1999 to March 31, 2000. Prior to November 1999, the
Company was only engaged in seeking out this private placement to commence development of its first product. The costs incurred during that period were directly related to obtaining the private placement financing and are disclosed in the financial statements as a reduction in the proceeds raised. Accordingly, a comparison of the results of operations for the year ended March 31, 2000 to that of March 31, 2001 would not be meaningful.

            For the year ended March 31, 2001, the Company has been engaged in completing the development of the pulse oximeter, undergoing a safety and effectiveness certification process on the VitalSAT pulse oximeter for commercial sale of the product, certifying the Company under the ISO 9002:1994 standard and developing a distribution network for the sale of its product.

            The Company expended $309,676 on research and development of its pulse oximeter for the year ended March 31, 2001. These costs include sub-
contract engineering ($183,560 2000: $89,146), prototype related costs ($66,906,
2000: $15,157) and electrical and mechanical standards testing of the pulse oximeter ($59,210, 2000: $7,975).

            Sales and Marketing costs, disclosed in the financial statements under the heading of Advertising and Promotion, Travel and Web Page design relate to the costs of attendance at tradeshows, meetings with potential distributors and the design and implementation of the web page during the year ended March 31, 2001.

            The major components of General and Administrative expenses include
Investor Relations, Legal and Accounting, Relocation Expenses and Salaries and
Benefits. Investor Relations includes a monthly contract with Finlay
International Inc. for the provision of all investor relations services on behalf of the Company at a monthly cost of $2050 plus related expenses ($35,686,
2000: $12,714), share transfer agent costs and ongoing filing costs with the
Securities and Exchange Commission ($17,807, 2000:$nil) . Legal and Accounting
costs are principally comprised of costs associated with the Company's accountants for the audit and quarterly reviews of the Company's financial statements for filing its SB2 with the Securities and Exchange Commission
($46,700, 2000: $8,504) and legal fees for the ongoing registration of the
Company's trademarks and general corporate matters ($10,090, 2000: $nil).
Relocation expenses are the result of moving key employees from Ontario, Canada to Prince Edward Island, Canada, where our new principal executive office is located.

ITEM 7.  FINANCIAL STATEMENTS

        See Index to Financial Statements and Financial Statement Schedules
appearing in Appendix A on pages F-1 through F-11, respectively, of this Form
10-KSB.

                           ISLAND CRITICAL CARE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            (A DELAWARE CORPORATION)
                               Palm Beach, Florida

             -------- -------------------------------------- ------
                                FINANCIAL REPORTS
                                       AT
                                 MARCH 31, 2001
             -------- -------------------------------------- ------

                           ISLAND CRITICAL CARE CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            (A DELAWARE CORPORATION)
                              Palm Beach, Florida

TABLE OF CONTENTS
--------------------------------------------------------------------------------

Independent Auditors' Report                                                         F-1

Balance Sheets at March 31, 2001 and March 31, 2000                                  F-2

Statements of Changes in Stockholders' Equity for the Period From the Date of
  Inception (April 21, 1998) through March 31, 2001.                                 F-3

Statements of Operations and Comprehensive Income for the Years Ended
  March 31, 2001 and 2000 and for the Period From the Date of Inception
  (April 21, 1998) Through March 31, 2001                                            F-4

Statements of Cash Flows for the Years Ended March 31, 2001 and 2000 and
  for the Period From the Date of Inception (April 21, 1998) Through March 31, 2001  F-5

Notes to the Financial Statements                                                    F-6-F-13

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  and Shareholders
Island Critical Care Corp.
Palm Beach, Florida

         We have audited the accompanying balance sheets of Island Critical Care
Corp. (A Development Stage Company) as of March 31, 2001 and 2000 and the
related statements of changes in stockholders' equity, operations and comprehensive income and cash flows for the years ended March 31, 2001 and 2000 and for the period from inception (April 21, 1998) through March 31 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Island Critical Care
Corp. as of March 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended and for the period from the date of inception (April 21, 1998) through March 31, 2001, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming
Island Critical Care Corp. (A Development Stage Company) (A Delaware
Corporation) will continue as a going concern. As more fully described in
Note K, the Company has incurred losses during the development stage that have resulted in a stockholders' deficit. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the deficit are also discussed in Note K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Company, LLP

Rotenberg & Company, LLP
Rochester, New York
  May 9, 2001

                           ISLAND CRITICAL CARE CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            (A DELAWARE CORPORATION)
                              Palm Beach, Florida

                             BALANCE SHEETS
----------------------------------------------------------------------------------------

                                                                 (In U.S. Dollars)
                                                            March 31,         March 31,
                                                              2001               2000
----------------------------------------------------------------------------------------

ASSETS

Current Assets
Cash and Cash Equivalents                                 $   27,523       $  246,814
Accounts Receivable                                            1,281            2,121
Commodity Tax Recoverable                                      8,673            7,875
Inventory                                                    672,614              --
Prepaid Expenses                                              21,097           20,576
----------------------------------------------------------------------------------------

Total Current Assets                                         731,188          277,386

Property and Equipment - Net of Accumulated Depreciation     118,925           13,847

Other Assets
License Fee - Net of Accumulated Amortization                 18,724           23,933
----------------------------------------------------------------------------------------

Total Assets                                              $  868,837       $  315,166
----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Line of Credit                                            $  951,900       $      --
Note Payable - Due Within One Year                            45,710              --
Accounts Payable                                             273,874           36,070
Accrued Expenses                                              57,961              --
----------------------------------------------------------------------------------------

Total Current Liabilities                                  1,329,445           36,070

Other Liabilities
Grants Payable                                               104,623              --
Note Payable - Due After One Year                            133,279              --
----------------------------------------------------------------------------------------

Total Liabilities                                          1,567,347           36,070
----------------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
Common Stock - $.001 Par; 50,000,000 SharesAuthorized;
               18,101,000 Shares Issued and Outstanding       18,101           18,101
Additional Paid-In Capital                                   885,639          701,719
Deficit Accumulated During Development Stage              (1,621,359)        (435,828)
Accumulated Other Comprehensive Income (Loss)                 19,109           (4,896)
----------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                        (698,510)          279,096
----------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)    $    868,837       $   315,166
----------------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.

                                      F - 2

                           ISLAND CRITICAL CARE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            (A DELAWARE CORPORATION)
                               Palm Beach, Florida

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
 ----------------------------------------------------------------------------------------------------------------

                                                                                   Common
 Years Ended March 31, 2001 and 2000and for the Period                             Stock           Additional
   from Date of Inception (April 21, 1998) Through             Number of         $.001 Par          Paid-In
   March 31, 2001                                                Shares            Value            Capital
 ---------------------------------------------------------------------------------------------------------------

 Balance - April 21, 1998                                           --             $   --         $  --
 Issuance of Shares for Cash -
   Original Incorporation of Canadian Company                 10,164,398            10,164        (4,000)
 Net Loss for the Period
 ---------------------------------------------------------------------------------------------------------------

 Balance - March 31, 1999                                     10,164,398            10,164        (4,000)
 Canadian Private Placement Offering of Stock,
   Net of Offering Costs of $249,835                           2,988,098             2,988       860,668
 Stock Subscriptions                                             876,000               876       291,139
 Less: Subscriptions Receivable                                      --                --       (292,015)
 Issuance of Shares in Exchange for Services,
   Net of Costs of Related Services of $340,000                1,000,000             1,000        (1,000)
 ---------------------------------------------------------------------------------------------------------------

 Sub-Total                                                    15,028,496            15,028       854,792
 Acquisition of Florida Public Shell Corporation                     --                --       (150,000)
 Issuance of Shares in Connection with
   Merger with Island Critical Care Corp. Florida              3,072,504             3,073        (3,073)
 Net Loss for the Period                                             --                --            --
 Other Comprehensive Income (Loss) for the Period                    --                --            --
 ---------------------------------------------------------------------------------------------------------------

 Balance - March 31, 2000                                     18,101,000          $ 18,101     $ 701,719

 Contribution of Capital                                             --                --        183,920
 Net Loss for the Period                                             --                --            --
 Other Comprehensive Income (Loss) for the Period                    --                --            --
 ---------------------------------------------------------------------------------------------------------------
 ---------------------------------------------------------------------------------------------------------------

Balance - March 31, 2001                                     18,101,000          $ 18,101     $ 885,639
 ---------------------------------------------------------------------------------------------------------------

-Continued-

    Deficit
   Accumulated           Accumulated             Total
      During                Other            Stockholders'
   Development          Comprehensive            Equity
      Stage             Income (Loss)          (Deficit)
 ------------------------------------------------------------

  $    --              $      --               $   --

       --                     --                 6,164
   (56,941)                   --               (56,941)
 ------------------------------------------------------------

   (56,941)                   --               (50,777)

        --                    --               863,656
        --                    --               292,015
        --                    --              (292,015)

        --                    --                    --
 ------------------------------------------------------------

    (56,941)                  --               812,879
        --                    --              (150,000)

        --                    --                    --
   (378,887)                  --              (378,887)
        --                 (4,896)              (4,896)
 ------------------------------------------------------------

 $  (435,828)            $ (4,896)           $  279,096

          --                  --                183,920
   (1,185,531)                --             (1,185,531)
          --               24,005                24,005
 ------------------------------------------------------------
 ------------------------------------------------------------
  $ (1,621,359)          $ 19,109           $  (698,510)
 ------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.

                                      F - 3

                           ISLAND CRITICAL CARE CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            (A DELAWARE CORPORATION)
                              Palm Beach, Florida

               STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------------------------

                                                             (In U.S. Dollars)
                                           Period From
                                        Date of Inception           Years Ended
                                             Through                 March 31,
                                            March 31,            -------------------
                                              2001               2001           2000
--------------------------------------------------------------------------------------------------
Revenues                                 $      --             $   --           $   --
--------------------------------------------------------------------------------------------------

Operating Expenses
Advertising and Promotion                    55,059              43,424           5,288
Bank Charges                                  2,904               2,457             355
Communications                               15,430               9,295           2,123
Insurance                                     9,883               9,883              --
Investor Relations                           66,207              53,493          12,714
Legal and Accounting                         65,294              56,790           8,504
Organization Costs                            6,064                  --              --
Office Expense                               39,502              27,083           1,516
Relocation Expense                           52,524              52,524              --
Rent and Rentals                             33,236              28,023           5,213
Repairs & Maintenance                           249                 249              --
Research and Development Costs              421,954             309,676         112,278
Salaries and Benefits                       685,812             472,916         212,896
Shipping Charges                             18,419              18,015             404
Telephone and Utilities                      10,676              10,060             616
Travel                                      101,586              55,302          16,761
Web Page Design                              14,868              14,868              --
Depreciation                                 14,108              10,941           3,167
Amortization                                  4,559               3,492           1,067
--------------------------------------------------------------------------------------------------
Total Operating Expenses                  1,618,334           1,178,491         382,902
--------------------------------------------------------------------------------------------------

Loss Before Other Income (Expenses)      (1,618,334)         (1,178,491)       (382,902)

Other Income (Expenses)
Government Grants                            41,917              41,917             --
Interest Income                               7,690               3,675           4,015
Interest Expense                            (52,632)            (52,632)            --
--------------------------------------------------------------------------------------------------

Net Loss for the Period                 (1,621,359)         (1,185,531)       (378,887)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment      19,109              24,005          (4,896)
--------------------------------------------------------------------------------------------------
Comprehensive Income (Loss)            $ (1,602,250)        $(1,161,526)      $(383,783)
--------------------------------------------------------------------------------------------------

Weighted Average of Common Shares Outstanding   --           18,101,000      15,522,395

Net Loss per Common Share - Basic and Diluted   --            $   (0.07)      $   (0.02)
--------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.

                                      F - 4

                           ISLAND CRITICAL CARE CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            (A DELAWARE CORPORATION)
                              Palm Beach, Florida

                            STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------

                                                                         (In U.S. Dollars)
                                                        Period From
                                                     Date of Inception           Year Ended
                                                         Through                  March 31,
                                                        March 31,            ------------------
                                                          2001              2001           2000
------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
Cash Received from Government                           $   --             $  --        $  --
Cash Paid to Suppliers and Employees                 (1,969,170)       (1,543,260)    (419,846)
-------------------------------------------------------------------------------------------------

Net Cash Flows from Operating Activities             (1,969,170)       (1,543,260)    (419,846)
-------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Acquisition of Florida Public Shell Corporation        (150,000)              --      (150,000)
Purchase of Property and Equipment                     (139,551)         (122,775)     (16,776)
Purchase of License Fee                                 (25,000)              --       (25,000)
-------------------------------------------------------------------------------------------------

Net Cash Flows from Investing Activities               (314,551)         (122,775)    (191,776)
-------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Gross Proceeds From Private Placement Offering        1,107,744               --     1,101,505
Capital Contribution                                    183,920           183,920          --
Cost of Private Placement Offering                     (249,835)              --      (249,835)
Net Proceeds From Borrowings                          1,301,115         1,301,115          --
-------------------------------------------------------------------------------------------------

Net Cash Flows from Financing Activities              2,342,944         1,485,035      851,670
-------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes
  on Cash and Cash Equivalents                          (31,700)          (38,291)       6,666
-------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents     27,523          (219,291)     246,714

Cash and Cash Equivalents - Beginning of Year                --           246,814          100
-------------------------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Year              $   27,523        $   27,523    $ 246,814
-------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.

                                      F - 5

RECONCILIATION OF NET LOSS TO NET CASH FLOWS FROM OPERATING ACTIVITIES
-------------------------------------------------------------------------------------------------

                                                                       (In U.S. Dollars)
                                                    Period From
                                                  Date of Inception         Year Ended
                                                      Through                March 31,
                                                      March 31,         -------------------
                                                        2001           2001             2000
-------------------------------------------------------------------------------------------------

Net Loss for the Period                         $   (1,621,359)     $ (1,185,531)     $ (378,887)

Adjustments:
Depreciation                                            14,108            10,941           3,167
Amortization                                             4,559             3,492           1,067

Changes in Assets and Liabilities:
Accounts Receivable                                     (4,285)           (2,171)        (2,114)
Commodity Tax Recoverable                               (9,874)           (2,047)        (7,827)
Inventory                                             (698,996)         (698,996)            --
Prepaid Expenses                                       (22,784)           (2,339)       (20,445)
Accounts Payable                                       330,611           294,541        (14,807)
Accrued Expenses                                        38,850            38,850             --
--------------------------------------------------------------------------------------------------

Net Cash Flows from Operating Activities         $  (1,969,170)     $ (1,543,260)     $ (419,846)
--------------------------------------------------------------------------------------------------

                                      F- 9

                           ISLAND CRITICAL CARE CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            (A DELAWARE CORPORATION)
                              Palm Beach, Florida

                       NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note A -   The Companies

           The Company was incorporated in Delaware on December 15, 1999. On
           December 22, 1999 the Company merged with Island Critical Care Corp., an inactive Florida corporation. The purpose of this merger was to effect a change in the domicile of the Florida corporation to
           Delaware. Island Critical Care Corp. (a Florida corporation), was originally incorporated on March 15, 1996 under the name 9974
           Holdings Inc., and subsequently changed its name from 9974 Holdings
           Inc. to Ontario Midwestern Railway Co. Inc., and finally the Florida corporation's name was changed to Midwestern Railway Co. Inc. All three name changes of the Florida corporation were completed prior to its merger with the Delaware company. The company purchased
           Midwestern Railway Co., Inc. (A Florida Public Shell Corporation) for
           $150,000 in November, 1999. In the merger of the Florida and Delaware corporations, the Company issued 3,072,504 common shares that were exchanged for 3,072,504 shares of the Florida corporation on a one for one basis. Following this transaction, the Company emerged as the surviving corporation.

           On January 13, 2000, the Company merged with Island Critical Care
           Corporation, an Ontario, Canada corporation. In the merger of the
           Ontario corporation into the Delaware corporation, the Company issued
           15,028,496 common shares that were exchanged for 15,028,496 shares of the Ontario Corporation on a one for one basis. Following this transaction the Company emerged as the surviving corporation.

           In neither of these merger transactions were any shares issued to any person who was not already known to the Company nor were any shares issued as any consideration for soliciting the exchange. The Company acquired the Ontario incorporated Island Critical Care Corporation, because it wanted to purchase the licensed technology of Masimo's signal extraction technology, cash, financial incentive agreements and research and development of its pulse oximeter prototype of the
           Ontario corporation.

           The business combinations described above have been accounted for as a recapitalization of the Company. Accordingly, the financial statements for all periods presented reflect the historical activity of the Canadian operating company.

           The Company's registered office is located in Palm Beach, Florida.
           The Company's principal executive office is located in Charlottetown,
           Prince Edward Island, Canada.

           Scope of Business
           At the present time, the Company is in the development stage and does not provide any product or service. The Company's objective is to be a leading developer and manufacturer of medical instrumentation for world export. It is currently developing a state of the art, stand alone pulse oximeter, which will be commercially manufactured in the
           Province of Prince Edward Island, Canada by July 2001. The Company
           has future plans to design, develop and manufacture a combined stand-
           alone oximeter and blood pressure unit, a stand-alone blood pressure unit and a vital signs monitor.

Note B -   Summary of Significant Accounting Policies

           Method of Accounting
           The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

                                  - continued -

                           ISLAND CRITICAL CARE CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            (A DELAWARE CORPORATION)
                              Palm Beach, Florida

                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note B -   Summary of Significant Accounting Policies - continued

           Use of Estimates
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results can differ from those estimates.

           Concentrations of Credit Risk
           Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of bank deposits. Cash is placed primarily with high quality AAA rated financial institutions.

           Cash and Cash Equivalents
           Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

           Foreign Currency Translation
           The Company's foreign operations in Prince Edward Island, Canada, are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues, expenses and cash flows are translated at weighted average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholder's equity and comprehensive income.
           Foreign currency transaction gains and losses are included in net income.

           Development Stage
           The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its goods. The Company prepares its financial statements in accordance with the requirements of Statement of Financial
           Accounting Standards No. 7, Accounting and Reporting by Development
           Stage Enterprises.

           License Fee
           The Company entered into a licensing agreement with Masimo
           Corporation of Irvine, California that provides the Company with the rights to use their new technology known as Signal Extraction
           Technology (SET(R)) in the production of high-end stand-alone pulse oximeters. The license fee is amortized over seven years.

           Inventory
           Inventory consists of parts to be used in the assembly of the pulse oximeter. Inventory is recorded at the lower of cost determined by the first in, first out method or market. As of the balance sheet date there were no sub-assembly components or finished goods in inventory.

                                  - continued -

                           ISLAND CRITICAL CARE CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            (A DELAWARE CORPORATION)
                              Palm Beach, Florida

                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note B -   Summary of Significant Accounting Policies - continued

           Income Taxes
           Deferred taxes are provided in the financial statements for significant temporary differences arising from assets and liabilities whose bases are different for financial reporting and income tax purposes. The primary differences are attributable to depreciation methods. Deferred tax assets arising from net operating losses incurred during the development stage have been fully reserved against due to the uncertainty as to when or whether the tax benefit will be realized. At March 31, 2001, the Company has incurred net operating losses available to offset future income taxes of approximately $1,600,000. The net operating losses will begin to expire in 2014.

           Net Income (Loss) Per Common Share
           Net income (loss) per common share is computed in accordance with
           SFAS No. 128, "Earnings Per Share". Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for each period. Share and per share amounts for all periods presented have been adjusted to reflect the recapitalization.
           The weighted average shares outstanding for the period ended March
           31, 2000 reflects the common stock issued as outstanding for the entire year since there were no significant operations prior to the stock offering. Diluted earnings per share are identical to basic earnings per share for the periods presented since the conversion of the outstanding stock options would have an anti-dilutive effect on earnings per share.

           Stock Options and Warrants
           The Company accounts for stock options and warrants in accordance with the provisions of SFAF No. 123 "Accounting for Stock-Based
           Compensation." SFAS No. 123 prescribes the recognition of
           compensation based on the fair value of the options on the grant date. The Company values stock options issued based upon an option-
           pricing model and recognizes this value as an expense over the vesting period.

           Research and Development
           Research and development expenses represent contract engineering costs, certification costs, and prototype parts and are charged against operations as incurred.

           Advertising Expenses
           Advertising expenses are charged against operations during the period incurred, except for direct-response advertising costs, which are capitalized and amortized over periods not exceeding one year.
           Advertising expenses charged against operations were $43,424 and
           $5,288 for 2001 and 2000, respectively. The Company did not incur any direct-response advertising costs during 2001 or 2000.

                           ISLAND CRITICAL CARE CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            (A DELAWARE CORPORATION)
                              Palm Beach, Florida

                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note C -   Property and Equipment
           Property and equipment consists of furniture, fixtures and equipment located in Prince Edward Island, Canada. Property and equipment are stated at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives as follows:

                           Equipment                             5 Years
                           Computer                              3 Years
                           Furniture and Fixtures                7 Years

           Maintenance and repairs are charged to expense.  The cost of property and equipment retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts

           Property and equipment are recorded at cost and consisted of the following:

           --------------------------------------- ----------------- -----------------
           March 31,                                     2001              2000
           --------------------------------------- ----------------- -----------------
           --------------------------------------- ----------------- -----------------

           Furniture and Fixtures                    $  25,700          $  2,912
           Computer Equipment                           20,873             7,686
           Equipment                                    24,223             6,416
           Tooling                                      59,585                --
           --------------------------------------- ----------------- -----------------
           --------------------------------------- ----------------- -----------------
                                                     $ 130,381          $ 17,014
           Less:  Accumulated Depreciation              11,456             3,167
           --------------------------------------- ----------------- -----------------
           --------------------------------------- ----------------- -----------------

           Net Property and Equipment                $ 118,925          $ 13,847
           --------------------------------------- ----------------- -----------------

--------------------------------------------------------------------------------------
           Depreciation expense for the years ended March 31, 2001 and 2000 was
           $10,941 and $3,167, respectively.

Note D -   Grants
           The company is entitled to receive grants from the National Research
           Council of Canada.  The grants are non-repayable and are based upon
           40% of qualified research and development expenditures up to a maximum of $48,000 (approximately $32,000 US at March 31, 2001).
           Grants received are recognized as revenue in the period in which the related expenses are incurred and are recorded as other income in the accompanying financial statements. Grant revenue amounted to
           $31,952 at March 31, 2001.

           The Company is entitled to receive grants in the form of interest free loans from the Atlantic Canada Opportunities Agency, an agency of the Canadian Government. The total amount of the loans available is approximately $244,900 US and is based upon Qualified Expenditures for Capital Asset Acquisitions, Market Development and Standard
           Certification Costs. The grant is interest free and is repayable over
           5 years.

                                     F - 13

                           ISLAND CRITICAL CARE CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            (A DELAWARE CORPORATION)
                              Palm Beach, Florida

                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note E -   Line of Credit
           The Company has an available line of credit with the Prince Edward
           Island Lending Agency, an agency of the Province of Prince Edward
           Island Government with a maximum amount of $951,900 US. The line of credit became available upon the completion of the prototype for the
           Pulse Oximeter. The line of credit bears interest at the prime rate plus 2.75% (10.25% at March 31, 2001) annually and is collateralized by the general assets of the Company. The line of credit is renewable annually in September. The total amount outstanding was $951,900 US at March 31, 2001. Interest expense amounted to $42,771 and $-0- for the years ended March 31, 2001 and 2000, respectively.

Note F -   Notes Payable
           Notes payable consisted of the following:

           ---------------------------------------------------------------------- -------------------- ---------------------
           March 31,                                                                     2001                  2000
           ---------------------------------------------------------------------- -------------------- ---------------------
           ---------------------------------------------------------------------- -------------------- ---------------------

           Note payable, unsecured,  repayable in monthly installments of
           $2,305, including principal and interest. The note is for a five-year term and bears interest at the rate of 9% per annum. The
           note is due in July 2005.                                                   $ 98,961            $ --

           Note payable, unsecured, repayable in monthly installments of
           $1,119, including principal and interest. The note is for a five-year term and bears interest at the rate of 9% per annum. The
           note is due in September 2005.                                                49,569              --

           Note payable, unsecured, repayable in monthly installments of $659, including principal and interest. The note is for a five-year term and bears interest at the rate of 9% per annum. The note is due in
           December 2005.                                                                30,459              --
           ---------------------------------------------------------------------- -------------------- ---------------------
           ---------------------------------------------------------------------- -------------------- ---------------------
                                                                                      $ 178,989            $ --
           Less:  Amount Due Within One Year                                             45,710              --
           ---------------------------------------------------------------------- -------------------- ---------------------
           ---------------------------------------------------------------------- -------------------- ---------------------

           Amount Due After One Year                                                  $ 133,279            $ --
           ---------------------------------------------------------------------- -------------------- ---------------------

           Annual maturities of debt for the five years succeeding March 31, 2001 are as follows:

                  2002               2003              2004               2005               2006             Total
           -------------------- ------------------ ----------------- ------------------ ------------------ -----------------
           -------------------- ------------------ ----------------- ------------------ ------------------ -----------------
               $ 34,287           $ 37,504          $ 41,021           $ 44,869           $ 21,308         $ 178,989
           -------------------- ------------------ ----------------- ------------------ ------------------ -----------------

           Interest expense for the years ended March 31, 2001 and 2000 amounted to $9,861 and $-0-, respectively.

                           ISLAND CRITICAL CARE CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            (A DELAWARE CORPORATION)
                              Palm Beach, Florida

                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note G -   Stockholders' Equity
           Common Stock Issued
           The Company raised capital through a Canadian Private Placement offering during 1999 with one significant investor. Stock
           subscriptions totaling $1,113,491 in U.S. dollars (representing
           2,988,098 common shares) were received in cash. An additional 876,000 shares representing $292,015 was subscribed for but was not paid for as of the balance sheet date. During fiscal 2001, the Company received an additional capital contribution in cash of $183,920 from an existing shareholder to use as working capital.

           As a fee for arranging the private placement of shares, Finlay
           Investment Consulting earned a fee of 8.5% of the total value of common shares issued amounting to $87,460 and also 1,000,000 common shares. The shares and related services were valued at the same value as the stock issued under the private placement of $0.50 Canadian per share ($0.34 US per share). The cash commission paid to Finlay
           Investment Consulting is considered a cost of raising capital and accordingly has been included as part of the total offering costs of
           $249,835 which have been netted with proceeds from the Canadian
           Private Placement in the accompanying financial statements. Other offering costs consisted of legal ($80,768), consulting and accounting fees ($67,775) as well as travel expenses and related costs ($13,832).

           On January 18, 2001, the Company's securities became registered with the Securities and Exchange Commission under the Securities Act of
           1933. However, as of the date of these financial statements, the
           Company's securities are not qualified to trade on any recognized exchange.

Note H -   Stock Options and Warrants
           Investors
           In November 1999, the Company granted 747,025 warrants to investors in connection with the original issuance of shares. The warrants are exercisable over a 24 month term at an exercisable price of $1.00 and
           $1.50 per share in the first and second year respectively ($.68 and
           $1.02 in U.S. Dollars). The fair market value of the options was determined by using a Black Scholes option pricing model. The calculated fair value at the date of the grant was zero.

           Directors
           In January 2000, the Company began granting options to certain directors in increments of 1,000 per month (42,000 outstanding at
           March 31, 2001). The stock options are exercisable at $.25 per share
           ($.17 per share US). All options are fully vested and expire three years from the date of the grant. The fair market value of the options was determined using the Black Scholes option pricing model.
           The calculated fair value at the date of the grant was zero.

                                  - continued -

                           ISLAND CRITICAL CARE CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            (A DELAWARE CORPORATION)
                              Palm Beach, Florida

                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note H -   Stock Options and Warrants - continued

           Employees
           In July, 2000, the Company began granting options to employees.
           These options vest over a three year period and are exercisable at US
           $2.00 per share. The options expire three years from the date of the grant. The fair market value of the options was determined using the
           Black Scholes option pricing model. The calculated fair value at the date of the grants was zero.

           The assumptions used were as follows:
           ------------------------------------------------- -------------- ----
           Weighted Average Fair Value of Common Stock          $ .34
           Expected Market Volatility                            10.0%
           Risk Free Interest Rate                               5.50%
           Terms                                                24-36
                                                               Months
           ------------------------------------------------- -------------- ----

--------------------------------------------------------------------------------
           Information with respect to all stock options is as follows:

           ------------------------------------------------ -------------- -----
           Outstanding at March 31, 1999                          --
           Granted to Investors                               747,025
           Granted to Directors                                 6,000
           Granted to Employees                                   --
           Exercised                                              --
           ------------------------------------------------ -------------- -----
           ------------------------------------------------ -------------- -----
           Outstanding at March 31, 2000                      753,025
           Granted to Investors                                   --
           Granted to Directors                                36,000
           Granted to Employees                                75,000
           ------------------------------------------------ -------------- -----
           ------------------------------------------------ -------------- -----

           Outstanding at March 31, 2001                      864,025
           ------------------------------------------------ -------------- -----

           The weighted average value of the common stock used was the last stock offering price since the company has no established market for its shares.

Note I -   Related Party Transactions
           The Company entered into an agreement with a shareholder to provide investor relation services at a monthly fee of $2,050 plus approved out-of-pocket expenses. The agreement is for a one year term and expired in November, 2000.

                           ISLAND CRITICAL CARE CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            (A DELAWARE CORPORATION)
                              Palm Beach, Florida

                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note J -   Lease Commitments
           The Company entered into a lease agreement for its principal executive offices and manufacturing operations in Prince Edward
           Island, Canada. The lease, which commenced February 1, 2001, is for a period of 10 years at a rental of approximately $5,500 per month.
           Future minimum lease payments for the 5 years succeeding March 31,
           2001 are as follows:

                    2002                  2003                   2004                  2005                  2006
           ------------------------ --------------------- ---------------------- --------------------- ---------------------
           ------------------------ --------------------- ---------------------- --------------------- ---------------------
                $ 66,000              $ 66,000               $ 66,000              $ 66,000              $ 66,000
           ------------------------ --------------------- ---------------------- --------------------- ---------------------

--------------------------------------------------------------------------------
           Net rent expense amounted to $7,000 and $333 for the years ended
           March 31, 2001 and 2000, respectively.

           The Company received a rental incentive rebate from The Province of
           Prince Edward Island in the amount of $2,000 per month for a period of 12 months commencing February 1, 2001.

Note K -   Going Concern
           The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $1,621,359 for the period from date of inception (April 21,1998) through March 31, 2001.
           As a result there is an accumulated deficit of $1,621,359 during the development stage and a stockholders' deficit of $698,510 as of March
           31, 2001.

           The Company's continued existence is dependent upon its ability to raise capital and to successfully market and sell its products.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

           Management's plans with regard to the development stage losses and the stockholders' deficit are to generate sufficient cash through additional debt and equity arrangements as well as through sale of the Company's products.

           Specifically, the Company is currently negotiating arrangements with various third parties,  which if successful, would result in additional debt financing of approximately $900,000.

           Subsequent to March 31, 2001, the Company began generating revenue from the sale of its products. The Company is in the process of finalizing sales orders that are expected to generate revenue of approximately $450,000 by August 15, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

        There are no changes in, or disagreements with our accountants on accounting and financial disclosure to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        WITH SECTION 16(a) OF THE EXCHANGE ACT

A.  Section 16(a): Beneficial Ownership Reporting Compliance.

        Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the
Commission initial reports of ownership and reports of changes in ownership of
Common Stock and other equity securities of the Company. Such executive officers, directors, and greater than 10% beneficial owners are required to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on representation from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

B.      Directors and Executive Officers

      Name                       Age      Title
      ----                       ---      -----
      Kenneth R. Legere          54       President, CEO, and Chairman
                                          of the Board
      J. Wayne Weber             42       Vice President, CFO and
                                          Treasurer
      Sean P. Flanigan           35       Vice President, COO and
                                          Secretary

i. Kenneth R. Legere - President, Chief Executive Officer and Chairman of the
   Board

      Mr. Legere has served as the Company's President, Chief Executive Officer and Chairman of the Board since incorporation on December 15, 1999.  In such role, Mr. Legere serves as the primary executive officer of the Company, performing and overseeing all daily executive tasks.  Mr. Legere is currently subject to an employment agreement made with the Company.

ii. J. Wayne Weber - Vice President, Chief Financial Officer and Treasurer

            Mr. Weber has served as the Company's Vice President, Chief
Financial Officer and Treasurer since incorporation on December 15, 1999.  In such role, Mr. Weber serves as the primary financial officer of the Company performing and overseeing all daily financial tasks.  Mr. Weber is currently subject to an employment agreement made with the Company.

            Mr. Weber holds an undergraduate degree in Business Administration from the University of Ottawa, Canada and is a member of the Canadian Institute of Chartered Accountants, Institute of Chartered Accountants of Ontario, Public
Accountants Council of the Province of Ontario and the Association of Certified
Fraud Examiners.

            Prior to joining Island Critical Care Corp., Mr. Weber was a partner in the accounting firm of Raymond Chabot Grant Thornton.

iii. Sean P. Flanigan - Vice President, Chief Operating Officer and Secretary

            Mr. Flanigan has served as the Company's Vice President, Chief
Operating Officer and Secretary since incorporation on December 15, 1999.  In such role, Mr. Flanigan serves as the primary operating officer of the Company performing and overseeing all daily operating tasks.  Mr. Flanigan maintains responsibility for regulatory compliance of the Company and its product. Mr.
Flanigan is currently subject to an employment agreement made with the Company.

            Mr. Flanigan holds an undergraduate degree in Political Science and
Economics from Carlton University in Ottawa, Canada and a post-graduate degree in Law from the University of Ottawa, Canada and is a member of the Law Society of Upper Canada.

            Prior to joining Island Critical Care Corp., Mr. Flanigan was a partner in the law firm of Tavel and Flanigan.

C.  Limitation of Liability of Directors

        Pursuant to Delaware general corporation law, our Articles of
Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit.
This exclusion of liability does not limit any claim or cause of action which a
Director may have to be indemnified from, and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our Directors against expenses, judgments and amounts paid in settlement in connection with any claim against a Director, provided he acted in good faith and in a manner he believed to be in our best interests.

D. Board of Directors, Committees and Compensation

        i. Compensation Committee

        The Board of Directors does not have a Compensation Committee. During fiscal year 2001, Kenneth R. Legere, in his capacity as Chairman of the Board, oversaw the compensation of our executive officers.

        ii. Board of Director's Report on Executive Compensation

        General.

        As noted above, our Board of Directors does not have a Compensation
Committee and, accordingly, during the fiscal year ended March 31, 2001, Kenneth
R. Legere, acting on behalf of the Board of Directors, reviewed and approved the compensation of our executive officers.

        Overall Policy; Significant Factors.

        During fiscal year 2001, the compensation decisions made by the Board of
Directors in respect to our executive officers, were determined in accordance with the employment contracts.

        As we continue to mature, certain additions to the executive staff will be required. As we are required to seek talent in outside markets, we will be required to provide a competitive compensation package.

        As an overall policy, however, the Board continues to believe that long-
term compensation tied to the creation of stockholder value should constitute a significant component of the compensation to be earned by our executive officers. In this respect, it will be the Board's policy to attempt to restrain base cash compensation (subject to competitive pressures), while providing the incentive for management to increase stockholder value by providing such officers with significant numbers of market-price stock that will not confer value upon the officers unless and until the Company's share price rises. The
Board of Directors expects that stock options will constitute a significant component of the compensation package provided to executive officers.

        The Board believes that cash bonuses are, at times, appropriate based upon the performance of the Company's business compared to our internal expectations and general business conditions.

ITEM 10. EXECUTIVE COMPENSATION.

            The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the year ended March 31, 2001
(referred to as "2001" in this table), the year ended March 31, 2000 (referred to as "2000" in this table).

Summary Compensation Table

Name and Principal                                   All Other
Position                   Year     Salary          Compensation (1)

Kenneth R. Legere          2001    $99,850            $4,992   Chairman, President
 and CEO                   2000    $24,962            $1,248

J. Wayne Weber             2001    $76,710            $4,576
Treasurer,Vice President
 and CFO                   2000    $   -              $   -

Sean P. Flanigan           2001    $82,430            $4,992
Secretary, Vice President
 and COO                   2000    $17,173            $1,248

Colin M. Marr              2001    $38,597            $1,797
Vice President             2000    $  -               $  -

(1) Consists of a car allowance.

            Employment Agreements.

            On January 1, 2000, Island Critical Care Corp. entered into an employment agreement with Kenneth R. Legere. Pursuant to the agreement Mr.
Legere receives an annual salary of $99,850, increasing annually by 8% on the anniversary date of the contract, along with a monthly car allowance of $416.

            On February 1, 2000, Island Critical Care Corp. entered into an employment agreement with Mr. Sean P. Flanigan commencing January 15, 2000.
Pursuant to the agreement Mr. Flanigan receives an annual salary of $79,880 increasing annually by 8% on the anniversary date of the contract along with a monthly car allowance of $416.

            On March 1, 2000, Island Critical Care Corp. entered into an employment agreement with Mr. J. Wayne Weber commencing May 1, 2000. Pursuant to the agreement Mr. Weber receives an annual salary of $79,880 increasing annually by 8% on the anniversary date of the contract along with a monthly car allowance of $416.

            On June 19, 2000, Island Critical Care Corp. entered into an employment agreement with Mr. Colin M. Marr commencing July 24, 2000.  Pursuant to the agreement Mr. Marr receives an annual salary of $53,248 and increasing to
$59,904 once he has established three (3) distributors. Mr. Marr receives a monthly car allowance of $200.

            Stock Options.

            In accordance with their employment contracts with Island Critical
Care Corp., Messers. Legere, Weber and Flanigan each receive 1000 options per month for each month of employment with the Company, commencing on the signing of the employment contracts.  As at March 31, 2001 the following options have been earned:

            Kenneth R. Legere                           15,000
            J. Wayne Weber                              13,000
            Sean P. Flanigan                            14,000

The options are exercisable at $0.17 each and do not have a fixed expiry date.

            In accordance with his employment contract, Mr. Marr received an option to purchase 50,000 common shares of the Company.  The options are exercisable at $2.00 per share and vest over a three-year period from the date of his employment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information, as of the date of this report, relating to the beneficial ownership of our common stock by those persons known to us to beneficially own more than 5% of our capital stock, by each of our directors, proposed directors and executive officers, and by all of our directors, proposed directors and executive officers as a group. The address of each person is care of the Company.

Name of Beneficial Owner(1)              Number of         Percent of
or Director                             Shares of Class     Class

Kenneth R. Legere  (2)                    6,164,398         34.06%

Pfenning Investment Corporation (3)       2,300,000         12.71%

Celticash Ltd.(4)                         1,590,000          8.78%

Sean P. Flanigan (4)                          1,000            - %

Elgin Investments Ltd. (5)                1,523,880          8.42%

Finlay Investment Consulting (5)            905,500          5.00%

Ship Island Investments (5)               1,542,063          8.52%

            1.  As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership"
of any security that such person has the right to acquire within 60 days after such date.

            2.  Kenneth R. Legere is the President, Chief Executive Officer and
Chairman of the Board of Directors of Island Critical Care Corp.

            3.  Pfenning Investment Corporation is controlled by Mr. Wayne
Weber, Vice President, Chief Financial Officer and Treasurer of Island Critical
Care Corp.

            4.  Celticash Ltd. is controlled by Mr. Sean Flanigan, Vice
President, Chief Operating Officer, and Secretary of Island Critical Care Corp.

            5.  Elgin Investments Ltd., Ship Island Investments and Finlay
Investment Consulting are third party investors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            We have not entered into any transactions with our officers, directors, persons nominated for such positions, beneficial owners of 5% or more of our common stock, or family members of such persons other than an agreement with Finlay Investment Consulting whereby Malcolm Finlay will provide investor relations services for a fee of US$ 2,050 per month. Under this agreement we are obliged to also pay any reasonable expenses incurred by Malcolm Finlay in providing these services.

            We are not a subsidiary of any other company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A. Documents filed as part of this Report

    i. Financial Statements:

        a. INDEX TO FINANCIAL STATEMENTS

         1. Independent Auditors Report........................... F-1

         2. Financial Statements:

                  Notes to Financial Statements....................F-6 - F-11

    ii. Reports on Form 8-K.

a.       The Company filed a Form 8-K on February 15, 2001 a copy of which is attached as Appendix B to this 10KSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Kenneth R. Legere
    Kenneth R. Legere
    President and Chief Executive Officer

Date June 1, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Kenneth R. Legere
       Kenneth R. Legere
       President and Chief Executive Officer

By /s/ J. Wayne Weber
       J. Wayne Weber
       Vice President and Chief Financial Officer

By /s/ Sean P. Flanigan
       Sean P. Flanigan
       Vice President and Chief Operating Officer

Date June 1, 2001

APPENDIX B

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 8-K

                                 CURRENT REPORT

                      PUSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Date of Report: January 25, 2001

                           ISLAND CRITICAL CARE CORP.

                                    DELAWARE

                          COMMISSION FILE NUMBER: 3699
                   IRS EMPLOYER IDENTIFICATION NO. 65-0967706

               85 Watts Drive, Charlottetown, Prince Edward Island

                                 (902) 569-4447

ITEM 1

   On January 25, 2001, 10000 Del., Inc., which had a controlling interest representing 56.15% of the issued and outstanding common shares of Island
Critical Care Corp. was dissolved pursuant to the laws of the State of Delaware, and its sole asset, being 10,164,398 shares of Island Critical Care Corp. was distributed to its shareholders as follow:

Kenneth R. Legere                             6,164,398 common shares
Pfenning Investment Corporation               2,200,000 common shares
Celticash Ltd.                                1,500,000 common shares
Brenda Robertson                                300,000 common shares

   Mr. Legere's direct ownership of Island Critical Care Corp. as its single largest shareholder represents a 34.05% ownership.

   Pfenning Investment Corporation is an affiliate corporation that is controlled by Wayne Weber, an officer, director and employee of the Corporation.
Pfenning Investment Corporation's direct ownership constitutes 12.15% of the issued and outstanding common shares of the Corporation. Wayne Weber owns all of his shares in the Corporation indirectly through Pfenning Investment
Corporation.

   Celticash Ltd. is an affiliate corporation that is controlled by Sean
Flanigan, an officer, director and employee of the Corporation. Celticash Ltd.'s direct ownership constitutes 8.28% of the issued and outstanding common shares of the Corporation. Sean Flanigan owns 1000 common shares of the Corporation directly and all of his remaining shares in the Corporation are owned by him indirectly through Celticash Ltd.

   No loans or pledges were obtained by the new control group for the purposes of acquiring control.

   There are no arrangements or understandings among the members of both the former and new control group and their associates with respect to election of directors or other matters.

   In accordance with Item 403(c) of Regulation S-K Changes in control, we report that that there are not any arrangements, known to the registrant, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change in control of the registrant.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        ISLAND CRITICAL CARE CORP.

Date:  January 25, 2001                 By /s/ Sean P. Flanigan
                                               Sean P. Flanigan
                                               Vice President and Chief Operating Officer