Form 10QSB
period 2001-06-30
ISLAND CRITICAL CARE CORP
filed 2001-08-14
CIK 1109553

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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
         Incorporation or Organization)              Identification No.)

               9 Myrtle Street, Stratford, PE, Canada       C1A 1P4
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

As of August 15, 2001 the Issuer had 18,151,000 shares of Common Stock, par value of $.001outstanding.

Transitional Small Business Disclosure Format (check one):  YES    NO X

                           ISLAND CRITICAL CARE CORP.
                                   FORM 10-QSB
                       For the Quarter Ended June 30, 2001

                                      INDEX
                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Independent Accountants' Report on Interim
           Financial Information

           Balance Sheets at June 30, 2001 (Unaudited) and
           March 31, 2001

           Statements of Changes in Stockholders' Equity (Deficit)
           for the Three Months Ended June 30, 2001 and 2000
           (Unaudited) and March 31, 2001 and 2000

           Statements of Operations and Comprehensive Income for
           The Three Months Ended June 30, 2001 and 2000 (Unaudited)

           Statements of Cash Flow for the three months ended
           June 30, 2001 and 2000 (Unaudited)

           Notes to the Financial Statements (Unaudited)

Item 2.    Management's Discussion and Analysis or Plan of Operations

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings
Item 2.    Changes in Securities
Item 3.    Defaults Upon Senior Securities
Item 4.    Submission of Matters to a Vote of Security Holders
Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

                           ISLAND CRITICAL CARE CORP.
                            (A DELAWARE CORPORATION)
                               Palm Beach, Florida

             -------- -------------------------------------- ------
                                FINANCIAL REPORTS
                                       AT
                                  JUNE 30, 2001
             -------- -------------------------------------- ------

                                      F - 1

ISLAND CRITICAL CARE CORP.
(A DELAWARE CORPORATION)
Palm Beach, Florida

TABLE OF CONTENTS
--------------------------------------------------------------------------------

Independent Accountants' Report on Interim Financial Information                F - 2

Balance Sheets at June 30, 2001 (Unaudited) and March 31, 2001                  F - 3

Statements of Changes in Stockholders' Equity (Deficit) for the Three Months
  Ended June 30, 2001 and 2000 (Unaudited) and March 31, 2001 and 2000          F - 4

Statements of Operations and Comprehensive Income for the Three Months
  Ended June 30, 2001 and 2000 (Unaudited)                                      F - 5

Statements of Cash Flows for the Three Months Ended June 30, 2001
  and 2000 (Unaudited)                                                          F - 6 to F - 7

Notes to the Financial Statements (Unaudited)                                   F - 8 to F -11

                                      F - 2

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
Island Critical Care Corp.
(A Delaware Corporation)
Palm Beach, Florida

        We have reviewed the accompanying balance sheet of Island Critical Care
Corp. as of June 30, 2001, and the related statements of operations and comprehensive income for the three months ended June 30, 2001 and 2000, and the related statements of changes in stockholders' equity and cash flows for the three months ended June 30, 2001 and 2000. These financial statements are the responsibility of the management of Island Critical Care Corp.

        We conducted our review in accordance with standards established by the
American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to the financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of
America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of
March 31, 2001 (presented herein), and the related statements of operations, changes in stockholders' equity and cash flows for the year ended March 31, 2001
(not presented herein) and for the periods from date of inception (April 21,
1998) through March 31, 2001, and in our report dated May 9, 2001, we expressed an unqualified opinion on those financial statements. We have not performed any auditing procedures subsequent to the date of our report.

/s/ Rotenberg & Company, LLP
    Rochester, New York
    August 1, 2001

    The accompanying notes are an integral part of this financial statement.

                         See Accountants' Review Report

                                      F - 3

ISLAND CRITICAL CARE CORP.
(A DELAWARE CORPORATION)
Palm Beach, Florida

BALANCE SHEETS
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

                                                               (In U.S. Dollars)
                                                        (Unaudited)
                                                          June 30,      March 31,
                                                            2001           2000
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

ASSETS

Current Assets
Cash and Cash Equivalents                              $  1,884        $  27,523
Accounts Receivable                                      17,235            1,281
Commodity Tax Recoverable                                 7,174            8,673
Inventories                                             745,759          672,614
Prepaid Expenses                                         22,721           21,097
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

Total Current Assets                                    794,773          731,188

Property and Equipment - Net of Accumulated
   Depreciation                                         134,823          118,925

Other Assets
License Fee - Net of Accumulated Amortization            18,628           18,724
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

Total Assets                                           $948,224        $ 868,837
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Line of Credit                                      $ 1,040,603        $ 951,900
Grants Payable - Due Within One Year                     23,785              --
Note Payable - Due Within One Year                       36,507           45,710
Accounts Payable                                        397,687          273,874
Accrued Expenses                                         96,118           57,961
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

Total Current Liabilities                             1,594,700        1,329,445

Other Liabilities
Grants Payable                                          104,781          104,623
Note Payable - Due After One Year                       141,217          133,279
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

Total Liabilities                                     1,840,698        1,567,347
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
Common Stock - $.001 Par; 50,000,000 Authorized;
               18,151,000 Issued and Outstanding         18,151           18,101
Additional Paid-In Capital                              911,718          885,639
Retained Deficit
                                                     (1,809,608)      (1,621,359)
Accumulated Other Comprehensive Income (Loss)
                                                        (12,735)          19,109
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)
                                                       (892,474)        (698,510)
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)  $ 948,224        $ 868,837
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.

                         See Accountants' Review Report

                                      F - 4

ISLAND CRITICAL CARE CORP.
(A DELAWARE CORPORATION)
Palm Beach, Florida

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                               (In U.S. Dollars)

                                                                           Common
                                                                Stock    Additional
                                                 Number of    $.001 Par    Paid-In
                                                  Shares        Value      Capital
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

Balance - March 31, 2000                        18,101,000    $ 18,101   $ 701,719

Exercise of Stock Options                               -           -       50,580
Net Loss for the Period                                 -           -           -
Other Comprehensive Income (Loss) for the Period        -           -           -
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

Balance - June 30, 2000                         18,101,000      18,101     752,299

Contribution of Capital                                 -           -      133,340
Net Loss for the Period                                 -           -           -
Other Comprehensive Income (Loss) for the Period        -           -           -
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

Balance - March 31, 2001                        18,101,000      18,101     885,639

Contribution of Capital                                 -           -       19,522
Exercise of Stock Options                           50,000          50       6,557
Net Loss for the Period                                 -            -          -
Other Comprehensive Income (Loss) for the Period        -            -          -
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

Balance - June 30, 2001 (UNAUDITED)             18,151,000    $ 18,151   $ 911,718
------------------------------------------------------------------------------------

-Continued-

                       Accumulated           Total
                          Other          Stockholders'
    Retained          Comprehensive          Equity
     Deficit          Income (Loss)        (Deficit)
---------------------------------------------------------
---------------------------------------------------------

 $   (435,828)        $  (4,896)            $ 279,096

           -                 -                 50,580

     (312,818)               -               (312,818)

           -             (5,714)               (5,714)
---------------------------------------------------------
---------------------------------------------------------

    (748,646)           (10,610)               11,144

          -                  -                133,340

    (872,713)                -               (872,713)

          -              29,719                29,719
---------------------------------------------------------
---------------------------------------------------------

  (1,621,359)            19,109              (698,510)

          -                  -                 19,522

          -                  -                  6,607

    (188,249)                -               (188,249)

          -             (31,844)              (31,844)
---------------------------------------------------------
---------------------------------------------------------

 $(1,809,608)          $(12,735)            $(892,474)
---------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.

                         See Accountants' Review Report

                                      F - 5

ISLAND CRITICAL CARE CORP.
(A DELAWARE CORPORATION)
Palm Beach, Florida

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                     Three Months Ended June 30,
                                                    ----------------------------
                                                    ----------------------------
                                                      2001                2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Sales                                              $  16,167           $    --

Cost of Sales                                         13,382                --
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Gross Profit                                           2,785                --
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Operating Expenses
Advertising and Promotion                               394               4,273
Professional Fees                                     6,878              27,667
Office Expense                                        6,165               5,632
Relocation Expense                                       --              31,093
Rent and Utilities                                   13,498                 926
Research and Development Costs                        6,141             155,855
Salaries and Benefits                               117,575              98,364
Telephone                                             3,669               3,506
Travel, Trade Shows and Conferences                  18,506              10,332
Depreciation and Amortization                         5,651               1,820
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Total Operating Expenses                            178,477             339,468
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Loss Before Other Income (Expenses)                (175,692)           (339,468)

Other Income (Expenses)
Government Grants                                    14,535              26,650

Interest                                            (27,092)                 --
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Net Loss for the Period                            (188,249)           (312,818)

Other Comprehensive Income (Loss)

Foreign Currency Translation Adjustment             (31,844)             (5,714)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Comprehensive Income (Loss)                      $ (220,093)         $ (318,532)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Weighted Average of Common Shares Outstanding    18,117,667          15,522,395

Net Loss per Common Share - Basic and Diluted    $   (0.01)          $    (0.02)
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.

                         See Accountants' Review Report

                                      F - 6

ISLAND CRITICAL CARE CORP.
(A DELAWARE CORPORATION)
Palm Beach, Florida

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                     ---------------------------
                                                      2001                2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Cash Flows from Operating Activities
Cash Received from Customers                       $ 16,167               $  --
Cash Received from Government                        14,535                  --

Cash Paid to Suppliers and Employees              (125,769)            (291,177)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Net Cash Flows from Operating Activities           (95,067)            (291,177)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Cash Flows from Investing Activities

Purchase of Property and Equipment                 (15,650)              (3,118)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Net Cash Flows from Investing Activities           (15,650)              (3,118)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
Gross Proceeds From Stock                            6,607                50,783
Capital Contribution                                19,522                19,498
Net Proceeds from Borrowings                        59,312                    -
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Net Cash Flows from Financing Activities            85,441                70,281
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Effect of Exchange Rate Changes

  on Cash and Cash Equivalents                       (363)               (5,336)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and
   Cash Equivalents                               (25,639)             (229,350)

Cash and Cash Equivalents - Beginning of Period    27,523                246,814
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Period         $ 1,884               $ 17,464
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.

                         See Accountants' Review Report

                                      F - 7

ISLAND CRITICAL CARE CORP.
(A DELAWARE CORPORATION)
Palm Beach, Florida

RECONCILIATION OF NET LOSS TO NET CASH FLOWS FROM OPERATING ACTIVITIES
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                     ---------------------------
                                                      2001                 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Net Loss for the Period                            $(188,249)         $(312,818)

Adjustments:

Depreciation and Amortization                          5,651              1,820

Changes in Assets and Liabilities:

Accounts Receivable                                 (14,932)            (47,851)

Commodity Tax Recoverable                             1,623              (9,149)

Inventory                                           (44,759)            (63,021)

Prepaid Expenses                                       (647)            (11,958)

Accounts Payable                                    110,773             107,325

Accrued Expenses                                     35,473              44,475
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                      F - 8

ISLAND CRITICAL CARE CORP.
(A DELAWARE CORPORATION)
Palm Beach, Florida

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

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

Note B -   Other Matters
           Grants
        The Company has received grants from the National Research Council of
        Canada. The grants are non-repayable and are based upon 40% of qualified research and development expenditures up to a maximum of $48,000
        Canadian (approximately $32,000 U.S. at June 30, 2001). Grants received are recognized as Other Income in the period in which the related expenses are incurred. No grants were received during the quarter ended
        June 30, 2001.

        The Company has received grants from Human Resource Development Canada
        (HRDC). The grants are non-repayable and cover 50% of each qualified employees' salary for a period of six months. The grants also include amounts to be used for workstations for assemblers up to a maximum amount of $70,000 Canadian (approximately $46,250 U.S. at June 30,
        2001). Grants received are recognized as other income in the period in which the related expenses are incurred. Grant revenue amounted to
        $14,535 U.S. at June 30, 2001. Amounts receivable under the grant amounted to $15,914 U.S. at June 30, 2001 or 2000.

        The Company has received grants from the Prince Edward Island Business
        Development Agency. The grants are non-repayable and are based upon 40%
        of the qualified marketing expenditures up to a maximum of $13,352 U.S.
        Grants received are recognized as Other Income in the period in which the related expenditures are incurred. There was no grant revenue during the quarter ended June 30, 2001.

        The Company is entitled to receive grants in the form of interest free loans from the Atlantic Canada Opportunities Agency, an agency of the
        Canadian Government. The total amount of the loans available is approximately $244,900 U.S. and is based upon Qualified Expenditures for
        Capital Asset Acquisitions, Market Development and Standard
        Certification Costs. The grant is interest free and is repayable over 5 years commencing in January, 2002. Amounts outstanding under the grants amounted to $128,566 at June 30, 2001.

                                                                  - continued -

                                      F - 9

ISLAND CRITICAL CARE CORP.
(A DELAWARE CORPORATION)
Palm Beach, Florida

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Note B -   Other Matters - continued

           Inventories

        Inventories consist of parts to be used in the assembly of the pulse oximeter and finished goods. Inventories are recorded at the lower of cost determined by the first in, first out method or market.

           Lines of Credit
        The Company has available a line of credit with the Prince Edward Island
        Lending Agency, an agency of the Province of Prince Edward Island
        Government with a maximum amount of $991,050 U.S. The line of credit became available upon the completion of the prototype for the Pulse
        Oximeter, and is collateralized by the general assets of the company.
        The company also has available an additional line of credit with the
        Prince Edward Island Lending Agency to cover qualified expenditures only with a maximum amount of $132,140 U.S. The additional line of credit available with a maximum amount of $132,140 U.S. is personally guaranteed by three directors of the company. The lines of credit bear interest at the prime rate plus 3% (9.25% at June 30, 2001) annually.
        The total amount outstanding was $1,040,603 U.S. at June 30, 2001.
        Interest expense for the lines of credit amounted to $23,037 and $-0-
        for the three months ended June 30, 2001 and 2000, respectively.

           Notes Payable
           Notes payable consisted of the following:

           ----------------------------------- ------------- -------------
           June 30,                                 2001          2000
           ----------------------------------- ------------- -------------
           ----------------------------------- ------------- -------------

           Note payable, unsecured, repayable
           in monthly installments of $2,422,
           including principal and interest.
           The note is for a five-year term
           and bears interest at the rate of 9%
           per annum. The note is due in July
           2005.                                 $   98,113       $ --

           Note payable, unsecured, repayable
           in monthly installments of $1,176,
           including principal and interest.
           The note is for a five-year term and
           bears interest at the rate of 9% per
           annum. The note is due in September
           2005.                                     49,254        --

           Note payable, unsecured, repayable
           in monthly installments of $692,
           including principal and interest.
           The note is for a five-year term and
           bears interest at the rate of 9% per
           annum. The note is due in December
           2005.                                     30,357
           ----------------------------------- ------------- -------------
                                                  $ 177,724       $--
           Less: Amount due within one year          36,057        --
           ----------------------------------- ------------- -------------
           ----------------------------------- ------------- -------------

           Amount Due After One Year              $ 141,667       $--
           ----------------------------------- ------------- -------------

           Annual maturities of debt for the five years succeeding June 30, 2001 are as follows:

              2002           2003          2004        2005       2006      Total
           ------------ ------------- ------------ ----------- ---------- -----------
           ------------ ------------- ------------ ----------- ---------- -----------
             $ 36,057      $ 39,930      $ 43,676   $ 47,774    $ 10,287   $ 177,724
           ------------ ------------- ------------ ----------- ---------- -----------

           Interest expense for the three months ended June 30, 2001 and 2000 amounted to $4,055 and $-0-, respectively.

                                                                   - continued -

                                                           F - 10

ISLAND CRITICAL CARE CORP.
(A DELAWARE CORPORATION)
Palm Beach, Florida

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

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

           Directors
        In January 2000, the Company began granting options to certain directors in increments of 1,000 per month (51,000 outstanding at June 30, 2001).
        The stock options are exercisable at $.25 per share ($.17 per share
        U.S.). All options are fully vested and expire three years from the date of the grant. The fair market value of the options was determined using the Black Scholes option-pricing model. The calculated fair value at the date of the grant was zero.

           Employee
        In July 2000, the Company began granting options to employees. These options vest over a three-year period and are exercisable at $2.00 U.S.
        per share. The options expire three years from the date of the grant.
        The fair market value of the options was determined using the Black
        Scholes option-pricing model. The calculated fair value at the date of the grant was zero.

           The assumptions used were as follows:
           --------------------------------------------- -----------------------
           Weighted Average Fair Value of Common Stock       $ .34
           Expected Market Volatility                         10.0%
           Risk Free Interest Rate                            5.50%
           Terms                                                24 Months
           --------------------------------------------- -----------------------

           Information with respect to all stock options is as follows:
           --------------------------------------------- -----------------------
           Outstanding at March 31, 2000                 1,051,835
           Granted to Investors                                --
           Granted to Directors                                --
           Granted to Employee                              50,000
           --------------------------------------------- -----------------------
           --------------------------------------------- -----------------------
           Outstanding at June 30, 2000                  1,101,835
           Granted to Investors                                --
           Granted to Directors                             36,000
           Granted to Employee                              25,000
           --------------------------------------------- -----------------------
           --------------------------------------------- -----------------------
           Outstanding at March 31, 2001                 1,162,835
           Granted to Investors                                --
           Granted to Directors                              9,000
           Granted to Employee                                 --
           Exercised
                                                          (50,000)
           --------------------------------------------- -----------------------
           --------------------------------------------- -----------------------
           Outstanding at June 30, 2001                  1,121,835
           --------------------------------------------- -----------------------

           The weighted average value of the common stock used was the last stock-offering price since the company has no  established market for its shares.

                                                                   - continued -

                                     F - 11

ISLAND CRITICAL CARE CORP.
(A DELAWARE CORPORATION)
Palm Beach, Florida

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Note B -   Other Matters - continued

           Development Stage
        The company was formed on April 21, 1998 and was in the development stage through March 31, 2001. During the quarter ending June 30, 2001, the company accumulated finished goods inventory and recorded revenue from the sale of its product. In addition, the company is projecting significant revenue for the year ending March 31, 2002. These factors indicate that the company is no longer in the development stage, and has now been presented as an operating company.

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

Plan of Operations

        At the present time Island Critical Care Corp. has developed its first product, the VitalSAT Pulse Oximeter. We have commenced the sale of this product and have operated at a loss since our inception.

        Our first product is a state-of-the-art stand-alone pulse oximeter, which uses Masimo Corporation's Signal Extraction Technology. We have undergone and continue to undergo a testing and certification process on the unit, which will allow the unit to be sold in our target markets. To date, the product has been certified or approved under the standards of Health Canada's Therapeutic
Product Programme, Canadian Standards Association (CSA), Certifications Europe
(CE) and Underwriters Laboratories (UL). We have applied to have pre-market approval under the Food, Drug and Cosmetics Act (FDA) in the United States and
expect to have this completed in mid-September 2001. There is no certainty that we will be successful in obtaining the required certifications. If we are not able to obtain these certifications, the market for our product will be limited.

        The operations of the Company from its inception in April 1998 to present, have been funded by a private placement in November 1999, line of credit facility from PEI Lending Agency (an agency of the Provincial Government of the Province of Prince Edward Island, Canada), repayable grants from the
Atlantic Canada Opportunities Agency (an agency of the Federal Government of
Canada), non-repayable grants from PEI Business Development (an agency of the
Provincial Government of the Province of Prince Edward Island, Canada) from the
National Research Council of Canada and Human Resources Development Canada (both departments of the Federal Government of Canada).

Our operations over the next twelve months include the following:

        -   Obtaining approval under the Food, Drug and Cosmetics Administration
            (FDA 510K),
        -   Continuing the expansion our distribution channel for the sale of the product and future products,
        -   Refining the production facility in Prince Edward Island, and;
        -   Hiring of staff to produce the product.

        The company is currently focusing its efforts in the expansion of it distribution network. We have signed seven (7) distributors, giving our product representation in fifteen (15) countries around the world. We are currently in different levels of discussion with fifty-six (56) companies for representation of our product in their geographical area. Product sales to June 30, 2001 represent the initial purchase requirements of each distributor on the signing of their contracts.

Results of operations: First quarter and first three months of fiscal 2001 compared to the first quarter and first three months of fiscal 2000

        The comprehensive loss for the three-month period ended June 30, 2001 amounted to $220,093 or $0.01 per share on a basic and diluted basis, as compared to $318,532 or $0.02 per share on a basic and diluted basis for the three month period ended June 30, 2000.

        For the three-month period ended June 30, 2000, the Company was engaged in the development of the pulse oximeter, undergoing a certification process for commercial sale of the product, and began developing a distribution network for the sale of its product.

        In addition, the Company was actively involved with the registration of its securities in a SB-2 filing with the Securities and Exchange Commission, which resulted in the Commission deeming the Company "effective" on January 18,
2001.

        The Company expended $155,855 on research and development of its pulse oximeter for the three-month period ended June 30, 2000. These costs include sub-contract engineering, prototype related costs and certification and electrical standards testing of the pulse oximeter. As a result of completing the development and most of the certifications in the prior quarters, these costs are significantly reduced in the quarter ended June 30, 2001 ($6,141).

        Sales and Marketing costs, disclosed in the financial statements under the heading of Advertising and Promotion and Travel, trade shows and conferences relate to the costs of attendance at tradeshows, meetings with potential distributors and the design for both three-month periods ending June 30, 2001 and 2000.

        The major components of General and Administrative expenses include
Investor Relations, Legal and Accounting, Relocation Expenses and Salaries and
Benefits. Investor Relations includes a monthly contract with Finlay
International who provides all investor relations services on behalf of the
Company at a monthly cost of $2000 plus related expenses, share transfer agent costs and ongoing filing costs with the Securities and Exchange Commission.
Legal and Accounting costs are principally comprised of costs associated with the Company's accountants for the audit and quarterly reviews of the Company's financial statements for filing with the Securities and Exchange Commission and legal fees for the ongoing registration of the Company's trademarks and general corporate matters.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

     There are no legal proceeding to report.

Item 2.  Changes in Securities and use of Proceeds

     Not Applicable.

Item 3.  Defaults upon Senior Securities

     Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5.  Other Information

     Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

     (a) Exhibits.   None.
     (b) Reports on Form 8-K.  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Island Critical Care Corp.

Date:   August 14, 2001             /s/ Wayne Weber

                                        Wayne Weber
                                        Vice President of Finance and
                                        Chief Financial Officer
                                        (As principle accounting and financial
                                        officer and on behalf of the Registrant)

Date:   August 14, 2001             /s/ Sean Flanigan

                                        Sean Flanigan
                                        Vice President of Operations and
                                        Chief Operations Officer
                                        (As principle operating officer
                                        and on behalf of the Registrant