Form 10QSB
period 2001-09-30
ISLAND CRITICAL CARE CORP
filed 2001-11-15
CIK 1109553

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from______to______

                          Commission File Number: 3699

    -----------------------------------------------------------------------
                           Island Critical Care Corp.
        (Exact Name of Small Business Issuer as Specified in its Charter)
    -----------------------------------------------------------------------
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

As of November 14, 2001 the Issuer had 18,992,312 shares of Common Stock, par value of $.001outstanding.

Transitional Small Business Disclosure Format (check one):  YES    NO X

                           ISLAND CRITICAL CARE CORP.
                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2001

                                      INDEX
                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Independent Accountants' Report on Interim
           Financial Information .............................................2

           Balance Sheets at September 30, 2001(Unaudited) and
           March 31, 2001 ....................................................3

           Statements of Changes in Stockholders' Equity (Deficit)
           for the Three and Six Months Ended September 30, 2001 and
           2000 (Unaudited) ..................................................4

           Statements of Operations and Comprehensive Income for the Three
           and Six Months Ended September 30, 2001 and 2000 (Unaudited) ......5

           Statements of Cash Flow for the six months ended
           September 30, 2001 and 2000 (Unaudited) .........................6-7

           Notes to the Financial Statements (Unaudited) ..................8-10

Item 2.    Management's Discussion and Analysis or Plan of Operations .......11

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings ................................................13
Item 2.    Changes in Securities ............................................13
Item 3.    Defaults Upon Senior Securities ..................................13
Item 4.    Submission of Matters to a Vote of Security Holders ..............13
Item 5.    Other Information ................................................13
Item 6.    Exhibits and Reports on Form 8-K .................................13

SIGNATURES ..................................................................13

                           ISLAND CRITICAL CARE CORP.
                            (A DELAWARE CORPORATION)
                               Palm Beach, Florida

             -------- -------------------------------------- ------
                                FINANCIAL REPORTS
                                       AT
                               September 30, 2001
             -------- -------------------------------------- ------

ISLAND CRITICAL CARE CORP.
(A DELAWARE CORPORATION)
Palm Beach, Florida

TABLE OF CONTENTS
--------------------------------------------------------------------------------

Independent Accountants' Report on Interim Financial Information           F - 2

Balance Sheets at September 30, 2001 (Unaudited) and March 31, 2001        F - 3

Statements of Changes in Stockholders' Equity (Deficit) for the Three and
Six Months Ended September 30, 2001 and 2000 (Unaudited)                   F - 4

Statements of Operations and Comprehensive Income for the Three and Six
Months Ended September 30, 2001 and 2000 (Unaudited)                       F - 5

Statements of Cash Flows for the Six Months Ended September 30, 2001
and 2000 (Unaudited)                                              F - 6 to F - 7

Notes to the Financial Statements (Unaudited)                     F - 8 to F -10

                                     F - 1

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
Island Critical Care Corp.
(A Delaware Corporation)
Palm Beach, Florida

         We have reviewed the accompanying balance sheet of Island Critical Care
Corp. as of September 30, 2001, and the related statements of operations and comprehensive income for the three and six months ended September 30, 2001 and
2000, and the related statements of changes in stockholders' equity and cash flows for the six months ended September 30, 2001 and 2000. These financial statements are the responsibility of the management of Island Critical Care
Corp.

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

/s/ Rotenberg & Company, LLP
    Rochester, New York
    November 5, 2001

                                      F - 2

ISLAND CRITICAL CARE CORP.
(A DELAWARE CORPORATION)
Palm Beach, Florida

BALANCE SHEETS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                              (In U.S. Dollars)
                                                   (Unaudited)
                                                   September 30,       March 31,
                                                      2001               2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ASSETS

Current Assets
Cash and Cash Equivalents                           $   --           $   27,523
Accounts Receivable                                  54,652               1,281
Commodity Tax Recoverable                             6,425               8,673
Inventories                                         721,684             672,614
Prepaid Expenses                                      4,401              21,097
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Total Current Assets                                787,162             731,188

Property and Equipment - Net of Accumulated
 Depreciation                                       175,892             118,925

Other Assets
License Fee - Net of Accumulated Amortization        17,047              18,724
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Total Assets                                      $ 980,101           $ 868,837
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Line of Credit                                  $ 1,055,712           $ 951,900
Grants Payable - Due Within One Year                 34,241                  --
Note Payable - Due Within One Year                   37,762              45,710
Accounts Payable                                    458,776             273,874
Accrued Expenses                                    123,831              57,961
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Total Current Liabilities                         1,710,322           1,567,347

Other Liabilities
Grants Payable - Due After One Year                 119,205             104,623
Note Payable - Due After One Year                   136,230             133,279
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Total Liabilities                                 1,965,757           1,567,347
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
Common Stock - $.001 Par; 50,000,000 Authorized;
     18,201,000 Issued and Outstanding                18,201             18,101
Additional Paid-In Capital                           986,578            885,639
Retained Deficit                                  (2,017,732)        (1,621,359)
Accumulated Other Comprehensive Income (Loss)         27,297             19,109
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                (985,656)          (698,510)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity
(Deficit)                                          $ 980,101          $ 868,837
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.

                         See Accountants' Review Report

                                      F - 3

ISLAND CRITICAL CARE CORP.
(A DELAWARE CORPORATION)
Palm Beach, Florida

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                   (In U.S. Dollars)

                                                                  Common                              Accumulated      Total
                                                                   Stock     Additional                  Other      Stockholders'
For The Six Months Ended  September 30, 2001           Number    $.001 Par    Paid-In     Retained   Comprehensive    Equity
     and 2000                                        of Shares     Value      Capital      Deficit   Income (Loss)   (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2000                            18,101,000   $ 18,101   $ 701,719     $(435,828)  $(4,896)       $ 279,096

Contribution  of Capital                                    --        --      183,920           --        --           183,920
Net Loss for the Period                                     --        --          --       (564,464)      --          (564,464)

Other Comprehensive Income (Loss) for the Period            --        --          --            --      (8,577)         (8,577)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Balance - September 30, 2000 (UNAUDITED)            18,101,000   $ 18,101   $ 885,639   $(1,000,292)  $(13,473)      $(110,025)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2001                            18,101,000   $ 18,101   $ 885,639   $(1,621,359)  $ 19,109       $(698,510)

Contribution of Capital                                     --        --       82,932            --        --           82,932
Exercise of Stock Options                               50,000         50       6,557            --        --            6,607
Issuance of Common Stock for Services                   50,000         50      11,450            --        --           11,500
Net Loss for the Period                                     --        --           --       (396,373)      --         (396,373)
Other Comprehensive Income (Loss) for the Period            --        --           --            --      8,188           8,188
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 2001 (UNAUDITED)            18,201,000   $ 18,201   $ 986,578    $(2,017,732) $ 27,297       $(985,656)
------------------------------------------------------------------------------------------------------------------------------------

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
Palm Beach, Florida

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     Three Months Ended        Six Months Ended
                                        September 30,            September 30,
                                    --------------------------------------------
                                    --------------------------------------------

                                    2001           2000        2001         2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Sales                             $ 32,117       $   --      $  48,282    $    --

Cost of Sales                       15,816           --         29,198         --
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Gross Profit                        16,301           --         19,084         --
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Operating Expenses
Advertising and Promotion             2,301        4,415         2,695     13,275
Professional Fees                    39,728       24,534        46,608     52,202
Office Expense                        7,011       25,469        19,048     32,869
Relocation Expense                       --       16,314            --     47,407
Rent, Utilities and Insurance        12,626        2,686        24,046      5,787
Research and Development Costs        2,440       36,331         8,457    192,011
Salaries and Benefits               123,055      109,752       240,630    208,116
Travel, Trade Shows and Conferences   9,028       20,886        27,533     26,632
Web Page Design                          --       11,951            --     11,951
Depreciation and Amortization         8,485        3,475        14,136      5,211
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Total Operating Expenses            204,674      255,993       383,153    595,461
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Loss Before Other Income (Expenses)(188,373)    (255,993)     (364,069)  (595,461)

Other Income (Expenses)

Government Grants                       --         5,352         14,525    32,002

Interest , Net                      (19,749)      (1,005)       (46,829)   (1,005)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Net Loss for the Period            (208,122)    (251,646)      (396,373) (564,464)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Other Comprehensive Income (Loss)

Foreign Currency Translation
Adjustment                           20,923       (4,391)         8,188    (8,577)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Comprehensive Income (Loss)      $ (187,199)  $ (256,037)     $(388,185) $(573,041)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Weighted Average of Common Shares
Outstanding                      18,117,667   18,101,000     18,117,667  18,101,000

Net Loss per Common Share - Basic
and Diluted                       $ (0.01)    $  (0.01)        $  (0.02)   $ (0.03)
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
Palm Beach, Florida

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                        Six Months Ended
                                                        September 30,
                                                        -------------------
                                                        -------------------

                                                        2001             2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Cash Flows from Operating Activities
Cash Received from Customers                         $   --              $   --
Cash Received from Government                        11,500                  --
Cash Paid to Suppliers and Employees               (212,983)           (750,195)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Net Cash Flows from Operating Activities           (201,483)           (750,195)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Cash Flows from Investing Activities
Purchase of Property and Equipment                  (69,921)            (25,322)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Net Cash Flows from Investing Activities            (69,921)            (25,322)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
Gross Proceeds From Exercise of Stock Options         6,557                  --
Capital Contribution                                 82,932             185,383
Net Proceeds From Borrowings                        151,592             390,472
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Net Cash Flows from Financing Activities            241,081             575,855
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Effect of Exchange Rate Changes
  on Cash and Cash Equivalents                       2,800              (11,181)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and
 Cash Equivalents                                  (27,523)            (210,843)

Cash and Cash Equivalents - Beginning of Period     27,523              246,814
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Period          $   --             $  35,971
--------------------------------------------------------------------------------
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
Palm Beach, Florida

RECONCILIATION OF NET LOSS TO NET CASH FLOWS FROM OPERATING ACTIVITIES
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                 Six Months Ended
                                                  September 30,
                                                ---------------------
                                                ---------------------

                                                 2001                2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Net Loss for the Period                         $(396,373)          $(564,464)

Adjustments:
Depreciation and Amortization                      14,136               5,211
Shares issued for services                         11,500                  --

Changes in Assets and Liabilities:

Accounts Receivable                               (53,799)            (26,181)

Commodity Tax Recoverable                           2,544             (28,026)

Inventory                                         (51,025)           (220,380)

Prepaid Expenses                                   17,327             (38,643)
Accounts Payable                                  187,472             108,823
Accrued Expenses                                   66,735              13,465
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Net Cash Flows from Operating Activities        $(201,483)         $(750,195)
--------------------------------------------------------------------------------
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
Certain information and footnote disclosures normally included in financial statements prepared in conjunction with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Form 10SB, and other reports filed with the SEC.

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
The grants are non-repayable and are based upon 40% of qualified research and development expenditures up to a maximum of $48,000 Canadian (approximately
$30,000 U.S. at September 30, 2001). Grants received are recognized as Other
Income in the period in which the related expenses are incurred. No grants were received during the six months ended September 30, 2001.

The Company has received grants from Human Resource Development Canada (HRDC).
The grants are non-repayable and cover 50% of each qualified employees' salary for a period of six months. The grants also include amounts to be used for workstations for assemblers up to a maximum amount of $70,000 Canadian
(approximately $44,400 U.S. at September 30, 2001). Grants received are recognized as other income in the period in which the related expenses are incurred. Grant revenue amounted to $14,525 U.S. at September 30, 2001. Amounts receivable under the grant amounted to approximately $15,000 U.S. at September
30, 2001.

The Company has received grants from the Prince Edward Island Business
Development Agency. The grants are non-repayable and are based upon 40% of the qualified marketing expenditures up to a maximum of $13,352 U.S. Grants received are recognized as Other Income in the period in which the related expenditures are incurred. There was no grant revenue during the six months ended September
30, 2001.

The Company is entitled to receive grants in the form of interest free loans from the Atlantic Canada Opportunities Agency, an agency of the Canadian
Government. The total amount of the loans available is approximately $244,900
U.S. and is based upon Qualified Expenditures for Capital Asset Acquisitions,
Market Development and Standard Certification Costs. The grant is interest free and is repayable over 5 years commencing in January, 2002. Amounts outstanding under the grants amounted to approximately $153,500 at September 30, 2001.

                                                          - continued -

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

Lines of Credit
The Company has available a line of credit with the Prince Edward Island Lending
Agency, an agency of the Province of Prince Edward Island Government with a maximum amount of $1,000,000 U.S. The line of credit became available upon the completion of the prototype for the Pulse Oximeter, and is collateralized by the general assets of the company. The company also has available an additional line of credit with the Prince Edward Island Lending Agency to cover qualified expenditures only with a maximum amount of $132,140 U.S. The additional line of credit available with a maximum amount of $132,140 U.S. is personally guaranteed by three directors of the company. The lines of credit bear interest at the prime rate plus 3% (8.50% at September 30, 2001) annually. The total amount outstanding was $1,055,712 U.S. at September 30, 2001. Interest expense for the lines of credit amounted to $38,984 and $1,211 for the six months ended
September 30, 2001 and 2000, respectively.

Notes Payable
Notes payable consisted of the following:

--------------------------------------                      -------------- ---------------
September 30, 2001 and March 31, 2001                            2001            2000
--------------------------------------                      -------------- ---------------
--------------------------------------                      -------------- ---------------

Note payable, unsecured, repayable in monthly installments of
$2,422, including principal and interest. The note is for a
five-year term and bears interest to the rate of 9% per annum.
The note is due in July 2005.                                  $   89,335    $   98,961

Note payable, unsecured, repayable in monthly installments of
$1,176, including principal and interest. The note is for a
five-year term and bears interest at the rate of 9% per annum.
The note is due in September 2005.                                 44,960      49,569

Note payable, unsecured, repayable in monthly installments of
$692, including principal and interest. The note is for a
five-year term and bears interest at the rate of 9% per annum.
The note is due in December 2005.                                  27,807      30,459

Note payable, unsecured, repayable in monthly installments of
$257, including principal and interest. The note is for a
five-year term and bears interest of 9% per annum. The note is
due in August 2006.                                               11,890           --
--------------------------------------                      -------------- ---------------
                                                               $ 173,992     $ 178,989
Less:  Amount due within one year                                 37,762        45,710

--------------------------------------                      -------------- ---------------
--------------------------------------                      -------------- ---------------

Amount Due After One Year                                      $ 136,230    $ 133,279

--------------------------------------                      -------------- ---------------

                                                          - continued -

                                     F - 9

ISLAND CRITICAL CARE CORP.
(A DELAWARE CORPORATION)
Palm Beach, Florida

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Note B -   Other Matters - continued

           Notes Payable - continued

Annual maturities of debt for the five years succeeding September 30, 2001 are as follows:

  2002         2003           2004            2005         2006         Total

--------    ------------   ------------   -----------    -----------   ----------
--------    ------------   ------------   -----------    -----------   ----------
$ 37,772     $ 41,336       $ 45,232         44,875        4,777      $ 173,992
--------    ------------   ------------   -----------    -----------   ----------

           Interest expense for the six months ended September 30, 2001 and 2000 amounted to $8,008 and $1,740, respectively.

Note C -   Development Stage
The company was formed on April 21, 1998 and was in the development stage through March 31, 2001. During the period ended September 30, 2001, the company accumulated finished goods inventory and recorded revenue from the sale of its product. These factors indicate that the company is no longer in the development stage, and accordingly, has now been presented as an operating company.

Note D - Going Concern
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of approximately $2,018,000 for the period from date of inception (April 21,
1998) through September 30, 2001. As a result there is a stockholders' deficit of approximately $986,000 as of September 30, 2001.

The Company's continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management's plans with regard to the development stage and operating losses and the stockholders' deficit are to generate sufficient cash through additional equity arrangements as well as through sale of the Company's products.

Specifically, the Company is currently negotiating arrangements with various third parties, which if successful, would result in additional equity financing of approximately $10,000,000.

                                      F - 10

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

        Our first product is a state-of-the-art stand-alone pulse oximeter, which uses Masimo Corporation's Signal Extraction Technology. We have undergone and continue to undergo a testing and certification process on the unit, which will allow the unit to be sold in our target markets. To date, the product has been certified or approved under the standards of Health Canada's Therapeutic
Product Programme, Canadian Standards Association (CSA), and Underwriters
Laboratories (UL). We have applied to have pre-market approval under the Food,
Drug and Cosmetics Act (FDA) in the United States and expect to have this completed in late November 2001. We have completed all audits necessary for the allocation of the Certifications Europe (CE) mark and are awaiting the issuance of this certification, which is expected in late November 2001.  There is no certainty that we will be successful in obtaining the required certifications.
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

                                       11

Our operations over the next twelve months include the following:

        -   Obtaining approval under the Food, Drug and Cosmetics Administration
            (FDA 510K) and Certifications Europe (CE),
        -   Continuing the expansion our distribution channel for the sale of the product and future products,
        -   Refining the production facility in Prince Edward Island, and;
        -   Hiring of staff to produce the product.

        The company is currently focusing its efforts in the expansion of it distribution network. We have signed twelve (12) distributors, giving our product representation in twenty-eight (28) countries around the world. We are currently in different levels of discussion with fifty-six (56) companies for representation of our product in their geographical area. Product sales to
September 30, 2001 represent the initial purchase requirements of each distributor on the signing of their contracts.

Results of operations: Second quarter and first six months of fiscal 2001 compared to the second quarter and first six months of fiscal 2000

        The comprehensive loss for the six-month period ended September 30, 2001 amounted to $388,185 or $0.02 per share on a basic and diluted basis, as compared to $0.03 per share on a basic and diluted basis for the six-month period ended September 30, 2000.

        For the six-month period ended September 30, 2000, the Company was engaged in the development of the pulse oximeter, undergoing a certification process for commercial sale of the product, and began developing a distribution network for the sale of its product.

        In addition, the Company was actively involved with the registration of its securities in a SB-2 filing with the Securities and Exchange Commission, which resulted in the Commission deeming the Company "effective" on January 18,
2001.

        The Company expended $192,011 on research and development of its pulse oximeter for the six-month period ended September 30, 2000. These costs include sub-contract engineering, prototype related costs and certification and electrical standards testing of the pulse oximeter. As a result of completing the development and most of the certifications in the prior quarters, these costs are significantly reduced in the six-month period ended September 30, 2001
($8,457).

        Sales and Marketing costs, disclosed in the financial statements under the heading of Advertising and Promotion and Travel, trade shows and conferences relate to the costs of attendance at tradeshows, meetings with potential distributors and the design for both six-month periods ending September 30, 2001 and 2000.

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

                                       12

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

Date:   November 14, 2001             /s/ Wayne Weber

                                      Wayne Weber
                                      Vice President of Finance and
                                      Chief Financial Officer
                                      (As principle accounting and financial
                                      officer and on behalf of the Registrant)

Date:   November 14, 2001             /s/ Sean Flanigan

                                      Sean Flanigan
                                      Vice-President and Chief Operating Officer
                                      (As principle executive officer
                                      and on behalf of the Registrant)

                                       13