Form 10QSB
period 2001-12-31
ISLAND CRITICAL CARE CORP
filed 2002-03-11
CIK 1109553

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2001

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

As of February 19, 2002 the Issuer had 27,351,761 shares of Common Stock, par value of $.001 outstanding.

Transitional Small Business Disclosure Format (check one):  YES    NO X

                           ISLAND CRITICAL CARE CORP.
                                   FORM 10-QSB
                     For the Quarter Ended December 31, 2001

                                      INDEX
                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements ............................................ 3

           Independent Accountants' Report on Interim
           Financial Information ........................................  F - 2

           Balance Sheets at December 31, 2001(Unaudited) and
           March 31, 2001 ...............................................  F - 3

           Statements of Changes in Stockholders' Equity (Deficit)
             for the Three and Nine Months Ended December 31, 2001
             and 2000 (Unaudited) .......................................  F - 4

           Statements of Operations and Comprehensive Income for
             The Three and Nine Months Ended December 31, 2001
             and 2000 (Unaudited) .......................................  F - 5

           Statements of Cash Flow for the nine months ended
           December 31, 2001 and 2000 (Unaudited) ................... F - 6 to F - 7

           Notes to the Financial Statements (Unaudited) ............ F - 8 to F - 9

Item 2.    Management's Discussion and Analysis or Plan of Operations ...... 4

PART II.  OTHER INFORMATION

                           ISLAND CRITICAL CARE CORP.
                            (A DELAWARE CORPORATION)
                               Palm Beach, Florida

             -------- -------------------------------------- ------
                                FINANCIAL REPORTS
                                       AT
                                December 31, 2001
             -------- -------------------------------------- ------

ISLAND CRITICAL CARE CORP.
(A DELAWARE CORPORATION)
Palm Beach, Florida

TABLE OF CONTENTS
-------------------------------------------------------------------------------------

Independent Accountants' Report on Interim Financial Information.......... F - 2

Balance Sheets at December 31, 2001 (Unaudited) and March 31, 2001........ F - 3

Statements of Changes in Stockholders' Equity (Deficit) for the Nine
  Months Ended December 31, 2001 and 2000 (Unaudited)..................... F - 4

Statements of Operations and Comprehensive Income (Loss) for the Three
  and Nine Months Ended December 31, 2001 and 2000 (Unaudited)............ F - 5

Statements of Cash Flows for the Nine Months Ended December 31, 2001
  and 2000 (Unaudited)................................................ F - 6 to F - 7

Notes to the Financial Statements (Unaudited)......................... F - 8 to F - 9

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
Island Critical Care Corp.
(A Delaware Corporation)
Palm Beach, Florida

     We have reviewed the accompanying balance sheet of Island Critical Care
Corp. as of December 31, 2001, and the related statements of operations and comprehensive income for the three and nine months ended December 31, 2001 and
2000, and the related statements of changes in stockholders' equity and cash flows for the nine months ended December 31, 2001 and 2000. These financial statements are the responsibility of the management of Island Critical Care
Corp.

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

/s/Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
  February 19, 2002

                                      F - 2

ISLAND CRITICAL CARE CORP.
(A DELAWARE CORPORATION)
Palm Beach, Florida

BALANCE SHEETS
--------------------------------------------------------------------------------
                                                       (In U.S. Dollars)
                                                   (Unaudited)
                                                  December 31,      March 31,
                                                      2001            2001
--------------------------------------------------------------------------------

ASSETS

Current Assets
Cash and Cash Equivalents                         $        915    $     27,523
Accounts Receivable                                        --            1,281
Commodity Tax Recoverable                                3,782           8,673
Inventories                                            693,800         672,614
Prepaid Expenses                                       162,869          21,097
--------------------------------------------------------------------------------
Total Current Assets                                   861,366         731,188

Property and Equipment - Net of Accumulated
   Depreciation                                        168,831         118,925

Other Assets
License Fee - Net of Accumulated Amortization           16,076          18,724
--------------------------------------------------------------------------------

Total Assets                                      $  1,046,273    $    868,837
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Line of Credit                                    $  1,106,801    $    951,900
Grants Payable - Due Within One Year                    30,555             --
Notes Payable - Due Within One Year                      5,534          45,710
Accounts Payable                                       414,015         273,874
Accrued Expenses                                       178,763          57,961
--------------------------------------------------------------------------------

Total Current Liabilities                            1,735,668       1,329,445

Other Liabilities
Grants Payable - Due After One Year                    122,242         104,623
Notes Payable - Due After One Year                      83,558         133,279
--------------------------------------------------------------------------------

Total Liabilities                                    1,941,468       1,567,347
--------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
Common Stock - $.001 Par; 50,000,000 Authorized;
  24,101,761 and 18,201,000 Issued and
  Outstanding, respectively.                            24,102          18,101
Additional Paid-In Capital                           1,331,563         885,639
Retained Deficit                                    (2,277,007)     (1,621,359)
Accumulated Other Comprehensive Income                  26,147          19,109
--------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                  (895,195)       (698,510)
--------------------------------------------------------------------------------

Total Liabilities
  and Stockholders' Equity (Deficit)              $  1,046,273    $    868,837
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.

                         See Accountants' Review Report

                                      F - 3

ISLAND CRITICAL CARE CORP.
(A DELAWARE CORPORATION)
Palm Beach, Florida

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------------------------------------------------------------------------------

                                (In U.S. Dollars)

                                                        Common                               Accumulated         Total
                                                         Stock   Additional                        Other  Stockholders'
For The Nine Months Ended                 Number of  $.001 Par      Paid-In      Retained  Comprehensive        Equity
  December 31, 2001 and 2000                 Shares      Value      Capital       Deficit   Income (Loss)     (Deficit)
----------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2000                 18,101,000  $  18,101  $   701,719  $   (435,828) $      (4,896) $    279,096

Stock Options Exercised                         --         --        50,580           --             --         50,580
Contribution  of Capital                        --         --       133,340           --             --        133,340
Net Loss for the Period                         --         --           --       (873,649)           --       (873,649)
Other Comprehensive Income (Loss)
  for the Period                                --         --           --            --            (685)         (685)
----------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2000 (UNAUDITED)  18,101,000     18,101      885,639    (1,309,477)        (5,581)     (411,318)
----------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2001                 18,101,000     18,101      885,639    (1,621,359)        19,109      (698,510)

Contribution of Capital                         --         --        82,932           --             --         82,932
Exercise of Stock Options                    50,000         50        6,557           --             --          6,607
Issuance of Common Stock for Services     3,418,500      3,419      159,412           --             --        162,831
Issuance of Common Stock to Directors     1,350,000      1,350       52,863           --             --         54,213
Issuance of common stock in
  Settlement of Debt                      1,182,261      1,182      144,160           --             --        145,342
Net Loss for the Period                         --         --           --       (655,648)           --       (655,648)
Other Comprehensive Income (Loss)
  for the Period                                --         --           --            --           7,038         7,038
----------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2001 (UNAUDITED)  24,101,761     24,102    1,331,563    (2,277,007)        26,147      (895,195)
----------------------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.

                         See Accountants' Review Report

                                      F - 4

ISLAND CRITICAL CARE CORP.
(A DELAWARE CORPORATION)
Palm Beach, Florida

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
-------------------------------------------------------------------------------------------

                                         Three Months Ended          Nine Months Ended
                                             December 31,              December 31,
                                     ------------------------------------------------------
                                          2001          2000          2001          2000
-------------------------------------------------------------------------------------------

Sales                                $     56,224  $        --   $     88,341  $        --

Cost of Sales                              37,212           --         53,028           --
-------------------------------------------------------------------------------------------

Gross Profit                               19,012           --         35,313           --
-------------------------------------------------------------------------------------------

Operating Expenses
Advertising and Promotion                   2,391        23,247         4,692        36,522
Professional Fees                          42,859        26,217        82,587        85,755
Office Expense                             27,318        21,710        34,329        53,115
Relocation Expense                            --          5,247           --         52,654
Rent, Utilities and Insurance              23,486        14,502        36,112        23,161
Research and Development Costs             13,254        55,676        15,694       247,687
Salaries and Benefits                     281,897       143,568       404,952       350,243
Travel, Trade Shows and Conferences        45,895        14,676        54,923        33,088
Web Page Design                               --          3,103           --         15,054
Depreciation and Amortization              12,283         3,218        20,768         9,179
-------------------------------------------------------------------------------------------

Total Operating Expenses                  449,383       311,164       654,057       906,458
-------------------------------------------------------------------------------------------

Loss Before Other Income (Expenses)      (430,371)     (311,164)     (618,744)     (906,458)

Other Income (Expenses)
Government Grants                          18,200         5,351        18,200        40,126
Interest, Net                             (35,355)       (7,317)      (55,104)       (7,317)
-------------------------------------------------------------------------------------------

Net Loss for the Period                  (447,526)     (313,130)     (655,648)     (873,649)

Other Comprehensive Income (Loss)
Foreign Currency Translation
  Adjustment                              (13,885)       (4,391)        7,038          (685)
-------------------------------------------------------------------------------------------

Comprehensive Income (Loss)          $   (461,411) $   (317,521) $   (648,610) $   (874,334)
-------------------------------------------------------------------------------------------

Weighted Average of Common
  Shares Outstanding                   18,251,761    18,101,000    18,251,761    18,101,000

Net Loss per Common Share -
  Basic and Diluted                  $      (0.03) $      (0.02) $      (0.04) $      (0.05)
-------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.

                         See Accountants' Review Report

                                      F - 5

ISLAND CRITICAL CARE CORP.
(A DELAWARE CORPORATION)
Palm Beach, Florida

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                       Nine Months Ended
                                                          December 31,
                                                   --------------------------
                                                       2001          2000
--------------------------------------------------------------------------------

Cash Flows from Operating Activities
Cash Received from Customers                       $     93,935  $        --
Cash Received from Government                            11,500        40,317
Cash Paid to Suppliers and Employees                   (409,744)   (1,400,967)
--------------------------------------------------------------------------------

Net Cash Flows from Operating Activities               (304,309)   (1,360,650)
--------------------------------------------------------------------------------

Cash Flows from Investing Activities
Purchase of Property and Equipment                      (69,479)      (42,562)
--------------------------------------------------------------------------------

Net Cash Flows from Investing Activities                (69,479)      (42,562)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
Gross Proceeds From Exercise of Stock Options             6,607           --
Capital Contribution                                     82,932       185,383
Proceeds From Borrowings                                263,408       981,516
--------------------------------------------------------------------------------

Net Cash Flows from Financing Activities                352,947     1,166,899
--------------------------------------------------------------------------------

Effect of Exchange Rate Changes
  on Cash and Cash Equivalents                           (5,767)         (605)
--------------------------------------------------------------------------------

Net Increase (Decrease) in Cash
  and Cash Equivalents                                  (26,608)     (236,918)

Cash and Cash Equivalents - Beginning of Period          27,523       246,814
--------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Period          $        915  $      9,896
--------------------------------------------------------------------------------

Non-Cash Investing and Financing Activities

Issuance of Stock in Settlement of Debt            $    145,342  $        --
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
(A DELAWARE CORPORATION)
Palm Beach, Florida

RECONCILIATION OF NET LOSS TO NET CASH FLOWS FROM OPERATING ACTIVITIES
--------------------------------------------------------------------------------

                                                        Nine Months Ended
                                                          December 31,
                                                   --------------------------
                                                       2001          2000
--------------------------------------------------------------------------------

Net Loss for the Period                            $   (655,648) $   (873,649)

Adjustments:
Depreciation and Amortization                            20,768         9,179
Shares Issued for Services and Directors Fees           228,544           --

Changes in Assets and Liabilities:
Accounts Receivable                                       5,594       (55,816)
Commodity Tax Recoverable                                 5,196       (34,942)
Inventory                                               (29,077)     (665,482)
Prepaid Expenses                                       (143,989)     (107,193)
Accounts Payable                                        141,065       335,964
Accrued Expenses                                        123,238        31,289
--------------------------------------------------------------------------------

Net Cash Flows from Operating Activities           $   (304,309) $ (1,360,650)
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
(A DELAWARE CORPORATION)
Palm Beach, Florida

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Note A -   Basis of Presentation
           The condensed financial statements of Island Critical Care Corp. (the
           "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and
           Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's
           Form 10KSB, and other reports filed with the SEC.

           The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period of or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the company's registration with the
           Securities and Exchange Commission costs incurred to raise capital and research and development acitivities. Certain financial information that is not required for interim financial reporting purposes has been omitted.

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
           The additional line of credit available with a maximum amount of
           $132,140 U.S. is personally guaranteed by three directors of the company. The lines of credit bear interest at the prime rate plus 3%
           (7.75% at December 31, 2001) annually. The total amount outstanding was $1,106,801 U.S. at December 31, 2001.

Note C -   Development Stage
           The company was formed on April 21, 1998 and was in the development stage through March 31, 2001.  During the nine months ended December
           31, 2001, the company accumulated finished goods inventory and recorded revenue from the sale of its product. These factors indicate that the company is no longer in the development stage, and accordingly, has now been presented as an operating company.

Note D -   Going Concern
           The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of approximately $2,277,000 for the period from date of inception (April 21,1998) through
           December 31, 2001. As a result there is a stockholders' deficit of approximately $895,000 as of December 31, 2001.

                                                                   - continued -

                                      F - 8

ISLAND CRITICAL CARE CORP.
(A DELAWARE CORPORATION)
Palm Beach, Florida

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Note D -   Going Concern - continued

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

           Specifically, the Company is currently negotiating arrangements with various third parties, which if successful, would result in additional equity financing.

Note E -   Debt
           During the quarter ended December 31, 2001, the Company issued
           1,182,261 shares of common stock in settlement of three loans amounting to $145,342.

                                      F - 9

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

     Our first product is a state-of-the-art stand-alone pulse oximeter, which uses Masimo Corporation's Signal Extraction Technology. We have undergone a testing and certification process on the unit, which will allow the unit to be sold in our target markets. The product has been certified or approved under the standards of Health Canada's Therapeutic Product Programme, Canadian Standards
Association (CSA), and Underwriters Laboratories (UL). In November 2001, we
received pre-market approval under the Food, Drug and Cosmetics Act (FDA) in the
United States. We have completed all audits necessary for the allocation of the
Certifications Europe (CE) mark and this certification was granted in late
November 2001.

     The operations of the Company from its inception in April 1998 to present, have been funded by a private placement in November 1999, line of credit facility from PEI Lending Agency (an agency of the Provincial Government of the
Province of Prince Edward Island, Canada), repayable grants from the Atlantic
Canada Opportunities Agency (an agency of the Federal Government of Canada), non-repayable grants from PEI Business Development (an agency of the Provincial
Government of the Province of Prince Edward Island, Canada) from the National
Research Council of Canada and Human Resources Development Canada (both departments of the Federal Government of Canada). We have recently been approved for an additional CDN$ 214,700 from the National Research Council of Canada for the hiring of three engineers to commence the development of our second product, a handheld pulse oximeter. Under this program we have now hired one of the three engineers.

     In addition to the above funding, the company has commenced the sale of its
VitalSAT pulse oximeter to distributors. For the nine month period ended
December 31, 2001, sales of the oximeter and related cables and sensors amounted to $88,341

Our operations over the next twelve months include the following:

     -    Continuing the expansion our distribution channel for the sale of the product and future products, and specifically in the US and Japanese markets
     -    Refining the production facility in Prince Edward Island, and;
     -    Hiring of staff to produce the product.

     The company is currently focusing its efforts in the expansion of it distribution network. We have signed fifteen (15) distributors, giving our product representation in forty (40) countries around the world. We are currently in different levels of discussion with an additional twenty (25)
companies for representation of our product in their geographical area. Product sales to December 31, 2001 represent the initial purchase requirements of each distributor on the signing of their contracts. During the three month period ended December 31, 2001, three of our existing distributors have commenced the re-order of units.

     The company will focus its efforts over the next 12 months in the development of the market in the United States of America, which market accounts for approximately 38% of the world market for oximetry products and Japan, which accounts for approximately 15%. We are currently in negotiations with an existing Japanese representative to represent our oximeter on an OEM basis.
There can be no assurance that these negotiations will be concluded. We have identified a highly qualified individual to assist in the development of the US market. This individual has over 25 years experience in the development of oximeter markets in the US. We will continue in our efforts to further develop the European market, which accounts for 26% of the world market for oximetry.

Results of operations: Third quarter and first nine months of fiscal 2001 compared to the third quarter and first nine months of fiscal 2000

     The comprehensive loss for the nine-month period ended December 31, 2001 amounted to $648,610 or $0.04 per share on a basic and diluted basis, as compared to $874,334 or $0.05 per share on a basic and diluted basis for the nine-month period ended December 31, 2000.

     For the nine-month period ended December 31, 2000, the Company was engaged in the development of the pulse oximeter, undergoing a certification process for commercial sale of the product, and began developing a distribution network for the sale of its product. Sales of the company product for the three months ended
December 31, 2001 amounted to $56,224 representing an increase of 352% from the previous quarter ended June 30, 2001 and an increase of 347% over the quarter ended March 31, 2001.

     In addition, the Company was actively involved with the registration of its securities in a SB-2 filing with the Securities and Exchange Commission, which resulted in the Commission deeming the Company "effective" on January 18, 2001.

     The Company expended $247,687 on research and development of its pulse oximeter for the nine-month period ended December 31, 2000. These costs include sub-contract engineering, prototype related costs and certification and electrical standards testing of the pulse oximeter. As a result of completing the development and most of the certifications in the prior quarters, these costs are significantly reduced in the nine-month period ended December 31, 2001
($15,694).

     Sales and Marketing costs, disclosed in the financial statements under the heading of Advertising and Promotion and Travel, trade shows and conferences relate to the costs of attendance at tradeshows, meetings with potential distributors and the design for both nine-month periods ending December 31, 2001 and 2000.

     The major components of General and Administrative expenses include
Investor Relations, Legal and Accounting, Relocation Expenses and Salaries and
Benefits. Investor Relations includes share transfer agent costs and ongoing filing costs with the Securities and Exchange Commission. Legal and Accounting
costs are principally comprised of costs associated with the Company's accountants for the audit and quarterly reviews of the Company's financial statements for filing with the Securities and Exchange Commission and legal fees for the ongoing registration of the Company's trademarks and general corporate matters.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     There are no legal proceeding to report.

Item 2.  Changes in Securities and use of Proceeds

     During the three months ended December 31, 2001, the Company issued
6,000,761 shares of Common Stock. Of that amount, 1,350,000 shares were to a director and a member of the board of directors of the company as compensation.
An additional 3,418,500 shares were issued as payment of contractual obligations for services rendered or to be rendered by consultants and an additional
1,182,261 shares were issued on conversion of outstanding loans to equity of the company.

Item 3.  Defaults upon Senior Securities

     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5.  Other Information

     During the quarter ended December 31, 2001, Mr. Robert Crosby advised the
Board of Directors of his decision to resign from the Board of Directors for personal reasons.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.  None.
     (b) Reports on Form 8-K.  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Island Critical Care Corp.

Date:   February 19, 2002        /s/ Wayne Weber

                                 Wayne Weber
                                 Vice President of Finance and
                                 Chief Financial Officer
                                   (As principle accounting and financial
                                    officer and on behalf of the Registrant)

Date:   February 19, 2002        /s/ Sean Flanigan

                                 Sean Flanigan
                                 President and Chief Executive Officer
                                   (As principle executive officer
                                    and on behalf of the Registrant)