Form 10KSB
period 2002-03-31
ISLAND CRITICAL CARE CORP
filed 2004-08-20
CIK 1109553

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended March 31, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission file number 333-38558

                           Island Critical Care Corp.
                           --------------------------
                 (Name of small business issuer in its charter)


                  Deleware                            65-0967706
                  --------                           -----------
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)



                    31 Walmer Rd Suite 6 Toronto, On M5R 2W7
                    ----------------------------------------
              (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (416) 928-3095
                                              --------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company experienced a net loss in the amount of $1,678,996 for the fiscal year ended March 31, 2002.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2002, was 24,525,812 shares, held by approximately 780 stockholders.

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

In this form 10KSB, references to the "Company," "we," "us," and "our" refer to Island Critical Care Corp.

                           ISLAND CRITICAL CARE CORP.

                                   Form 10-KSB
                    For the Fiscal Year Ended March 31, 2003

                                TABLE OF CONTENTS
                                -----------------

                                                                        Page
                                                                        ----
PART 1

Item 1.  Description of business .........................................4

Item 2.  Description of Property .........................................6

Item 3.  Legal Proceedings ...............................................7

Item 4.  Submission of Matters to a Vote of Security Holders .............7

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters ........7

Item 6.  Management's Discussion and Analysis or Plan of Operation .......8

Item 7.  Financial statements ...........................................10

Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure .......................................19

Item 8A. Controls and Procedures.........................................19

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act ..............20

Item 10. Executive Compensation .........................................21

Item 11. Security Ownership of Certain Beneficial Owners and
         Management......................................................21

Item 12. Certain Relationships and Related Transactions .................21

Item 13. Exhibits and Reports on Form 8-K ...............................22

Item 14. Principal Accountant Fees and Services..........................22

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

Reorganizataion


On February 5, 2003 the Company filed a petition for bankruptcy in the District of Prince Edward Island, Division No. 01-Prince Edward Island Court No. 1713, Estate No. 51-104460. The Company emerged from Bankruptcy pursuant to a court order on April 7, 2004 with no assets and no liabilities.

Under the terms of the Bankruptcy Court Order, Marc Juliar became the sole officer and director of the company. As well Mr. Juliar was issued fifteen million common shares by the court

Upon its recent emergence from bankruptcy, the Company has been seeking, and will continue to seek, potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company is considered a development stage company and its principal purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status of having only nominal assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's current shareholders will experience substantial dilution and a resultant change in control of the Company.

All periods presented prior to March 31, 2004, have been designated Predecessor Company

BUSINESS

The Company is no longer operating as Island Critical Care, the Predecessor Company, and has emerged from Bankruptcy protection as a development stage company with no assets and liabilities. The past results of the Predecessor Company are no longer relevant to the operations of the Company.

As a result of the Bankruptcy Order, we are currently headquartered in Toronto, Canada at the address set forth above.

RISKS

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will in fact be able to carry on future business activities successfully.

Development stage companies like the Company compete to obtain favorable business opportunities. The Company faces competition from other development stage companies similarly situated.

The Company is unable to ascertain the exact number of competitor companies, or whether or when such competitors' competitive positions could improve or change. Thus, The Company may be unable to acquire merger or other partners or otherwise locate business combinations on terms acceptable to management. Accordingly, such competition, although customary with development stage companies, could result in delays, increased costs, or other types of adverse consequences affecting The Company and its financial condition.

Need for Additional Capital or Financing and Risks Associated Therewith

Management does not presently intend to borrow funds to compensate any persons, consultants, promoters or affiliates in relation to the implementation of its plans. However, if the Company engages outside advisors or consultants in its search for opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. These possible private sales would more than likely have to be to persons known by the director or other shareholders of the Company or to venture capitalists that would be willing to accept the substantial risks associated with investing in a company with limited history, no current operations and nominal capital.

Because of the nature of the Company as a development stage company, it is unlikely that it could make a public offering of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds or financing, if necessary, on the best available terms. However, there can be no assurance that the Company will be able to obtain additional funding or financing when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. Although not presently anticipated, a possibility exists that the Company would offer and sell additional securities to its existing shareholders or their affiliates or possibly even "accredited investors."

Risks of Penny Stock Investing

The Company's common stock is considered to be a "penny stock" because it meets one or more of the definitions in the Exchange Act Rule 3a51-1, a Rule made effective on July 15, 1992. These include but are not limited to the following:
(i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASD's automated quotation system (NASDAQ), or even if so, has a price less than five dollars ($5.00) per share; OR (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than three years continuously, or $5,000,000, if in business less than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Risks Related to Broker-Dealer Requirements Involving Penny Stocks / Risks Affecting Trading and Liquidity

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. These rules may have the effect of reducing the level of trading activity in the secondary market, if and when one develops.

Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Commission Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Pursuant to the Penny Stock Reform Act of 1990, broker-dealers are further obligated to provide customers with monthly account statements. Compliance with the foregoing requirements may make it more difficult for investors in the Company's stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.


ITEM 2. DESCRIPTION OF PROPERTY

The offices of Island Critical Care are located at 31 Walmer Rd, Suite 6, Toronto, Ontario, M5R 2W7. We are entitled to use office space otherwise provided to our executive officer pursuant to an oral agreement. In addition, we are provided office services as may be required. We currently do not pay any amount for the office space or services. Any costs of this office are considered immaterial to the financial statements and accordingly are not reflected therein. We believe that this facility is adequate to meet our corporate needs in the foreseeable future. If in the future, we are obligated to pay rent at this location or obtain other rental space for our business operations we believe that space is readily available but we may not be able to afford the lease payments unless we receive financing.


Employees
Island Critical Care had one part time employee as of March 31, 2004. We expect to hire from time to time, independent consultants and contractors during the stages of implementing our business plan.

ITEM 3. LEGAL PROCEEDINGS.

        The Company is not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during fiscal year ended March 31, 2003.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information


PREDECESSOR COMPANY

The Company's common stock was originally listed on the Over the Counter Bulletin Board ("OTC-BB") as of September 2001. The Company's stock was delisted to the Pinks Sheets in July 2003 for not filing its March 31, 2003 10K on a timely basis.

SUCCESSOR COMPANY

The Company's stock is currently quoted on the Pink Sheets under the symbol ILCC. The Company obtained its listing on the OTC BB during the second quarter of fiscal 2002. The Company's trading ranges by quarter for fiscal 2002 were as follows:

                                                High             Low

Fiscal 2002
         Second Quarter                      $    0.2         $   2.10
         Third Quarter                       $    0.10        $   0.35
         Fourth Quarter                      $    0.041       $   0.12

The Company has not paid cash dividends since inception. The Company intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the board of directors and will depend upon a number of factors, including future earnings, the success of the company's business activities, capital requirements, the general financial condition and future prospects of the company, general business conditions and such other factors as the board of directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

Subsequent to the year end March 31, 2004, on April 7, 2004, the Company issued 15 million shares of common stock to Mr. Marc Juliar pursuant to the Bankruptcy Order. For financial statement purposes, the Company has shown 47,355,812 shares of common stock issued and outstanding. As at March 31, 2003 there were 33,355,812 shares of common stock issued and outstanding.

Holders

          As of March 31, 2002, there were approximately 780 holders of record of our common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; competitive factors; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; general business and economic conditions; and factors described from time to time in the reports filed by the Company with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as a result, are pertinent only as of the date made.

REORGANIZATION

On February 5, 2003, the Company filed a Petition for Bankruptcy in the District of Prince Edward Island, Division No. 01, Estate No. 51-104460

On April 8, 2004, after notice to all creditors and a formal hearing, Bankruptcy Judge Charles P. Thomson issued an "Order Approving Proposal" in the Bankruptcy Action (hereinafter "Bankruptcy Order"). In conjunction with that Bankruptcy Order, the Company's liabilities, among other things, were paid off and extinguished. See Exhibit 2.2 attached hereto and incorporated by reference, a full and complete copy of such Bankruptcy Order.

The Bankruptcy Order, among other things, implements a change of control whereby Marc Juliar took control of the Company.

PLAN OF OPERATION

The Company is no longer operating as Island Critical Care, the Predecessor Company, and has emerged from Bankruptcy protection as a development stage company with no assets and liabilities. Accordingly, the Company has prepared this Plan of Operations to discuss its current plans. The past results of the Predecessor Company are no longer relevant to the operations of the Company.

As a result of the Bankruptcy Order and the implementation of the Order Confirming the Proposal, we are currently headquartered in Toronto, Canada at the address set forth above.

During the next twelve months, the Company will actively seek out and investigate possible business opportunities in the oil and gas business with the intent to acquire or merge with one or more business ventures. Because the Company lacks cash and other capital resources, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made.

Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration, if any. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.

As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital As further stated elsewhere herein, in the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

ITEM 7.  FINANCIAL STATEMENTS

MADSEN & ASSOCIATES, CPA's Inc.                        684 East Vine St, Suite 3
-------------------------------                               Murray, Utah 84107
Certified Public Accountants and                          Telephone 801 268-2632
Business Consultants                                            Fax 801-262-3978


Board of Directors
Island Critical Care Corp.
Toronto, Ontario, Canada


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Island Critical Care Corp. (development stage company) at March 31, 2002, and the related statement of operations, stockholders' equity, and cash flows for the years ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Island Critical Care Corp. at March 31, 2002, and the related statement of operations, and cash flows for the years ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for any planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   s\ Madsen & Associates, CPA's Inc.
Salt Lake City, Utah,
August 10, 2004

                           ISLAND CRITICAL CARE CORP.
                                  BALANCE SHEET
                                 March 31, 2002

--------------------------------------------------------------------------------



ASSETS
CURRENT ASSETS

   Cash                                                             $      --
     Accounts receivable                                                 24,091
     Inventory                                                           28,994
     Prepaid expenses                                                    18,726
                                                                    -----------
           Total Current Assets                                          71,811
                                                                    -----------

PROPERTY AND EQUIPMENT - net of accumulated depreciation                166,076
                                                                    -----------

LICENSE FEE - net of accumulated amortization                            15,214
                                                                    -----------

                                                                    $   253,101
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

    Accounts payable                                                $ 2,035,101
                                                                    -----------
        Total Current Liabilities                                     2,035,101
                                                                    -----------

STOCKHOLDERS' DEFICIT

   Common stock
        50,000,000 shares authorized, at $0.001 par value;
        24,525,812 shares issued and outstanding                         24,526
    Capital in excess of par value                                    1,474,720
    Accumulated deficit                                              (3,339,435)
    Accumulated comprehensive income (loss)                              58,189
                                                                    -----------
         Total  Stockholders'  Deficit                               (1,782,000)
                                                                    -----------

                                                                    $   253,101
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                           ISLAND CRITICAL CARE CORP.
                             STATEMENT OF OPERATIONS
                   For the Years Ended March 31, 2002 and 2001

--------------------------------------------------------------------------------


                                                 Mar 31,               Mar 31,
                                                  2002                   2001
                                               -----------           -----------

REVENUES                                      $   143,109                     -
COST OF SALES                                      80,598                     -
                                               -----------           -----------
                                                   62,511                     -
                                               -----------           -----------
EXPENSES

   Administrative                               1,068,193             1,164,058
   Depreciation and amortization                   28,915                14,433

                                               -----------           -----------
                                                1,097,108             1,178,491
                                               -----------           -----------
NET LOSS FROM OPERATIONS -
    before other income and expenses           (1,034,597)           (1,178,491)

OTHER INCOME AND EXPENSES

   Government grants                               29,827                41,917
   Interest income                                    173                 3,675
   Loss from valuation adjustment of assets      (624,680)                    -
   Interest expense                               (88,799)              (52,632)

                                               -----------           -----------

NET INCOME (LOSS) -  from operations           (1,718,076)           (1,185,531)

OTHER COMPREHENSIVE INCOME

   Foreign currency translation adjustment         39,080                24,005

                                               -----------           -----------
NET COMPREHENSIVE INCOME                     $ (1,678,996)        $  (1,161,526)
                                               ===========           ===========



NET PROFIT (LOSS) PER COMMON SHARE
   Basic and diluted                           $     .(07)        $        (.06)
                                               -----------           -----------

WEIGHTED AVERAGE OF OUTSTANDING
      COMMON SHARES -  (stated in 1,000's)
     Basic                                         24,525                18,101
                                               -----------           -----------

   The accompanying notes are an integral part of these financial statements.

                                                ISLAND CRITICAL CARE CORP.
                                            STATEMENT OF STOCKHOLDERS' EQUITY
                               Period April 21, 1998 (date of inception) to March 31, 2002

-------------------------------------------------------------------------------------------------------------------

                                                                               Capital in                  Accumulated
                                                       Common Stock            Excess Over                Comprehensive
                                                       ------------            -----------                -------------

                                                    Shares        Amount       Par Value       Deficit      Income(Loss)
                                                 ____________  ____________   ____________   ____________   ____________
Balance April 21, 1998                           $      --     $      --      $      --      $      --      $      --
Issuance of common stock for cash -
 organization of Canadian Company                 10,164,398        10,164         (4,000)          --             --
Net operating loss for the period                                     --             --             --             --
   ended March 31,1999                                  --            --             --          (56,941)          --
Issuance of common stock for cash -
   net of offering costs of $249,835               2,988,098         2,988        860,668           --             --
Issuance of common stock for stock
   subscriptions                                     876,000           876           (876)          --             --
Issuance of common stock for services              1,000,000         1,000         (1,000)

                                                 ____________  ____________   ____________   ____________   ____________
Balance After Recapitalization                    15,028,496        15,028        854,792        (56,941)          --

Acquisition of Florida Company                          --            --          (150,00)          --             --
Issuance of common stock for merger
   with Island Critical Care Corp - Florida        3,072,504         3,073         (3,073)          --             --
Net operating loss for the year ended
   March 31, 2000                                       --            --             --         (378,887)        (4,896)
Contributions to capital                                --            --          183,920           --             --
Net operating income (loss) for the year ended
   March 31, 2001                                       --            --             --       (1,185,531)        24,005
Contributions to capital                                --            --          107,397           --             --
Issuance of common stock for stock options            50,000            50          6,221           --             --
Issuance of common stock for services              5,773,500         5,774        329,571           --             --
Issuance of common stock for payment of debt         601,312           601        145,892           --             --
Net operating income (loss) for the year
   ended March 31, 2002                                 --            --             --       (1,718,076)        39,080


                                                 ____________  ____________   ____________   ____________   ____________

Balance March 31, 2002                            24,525,812   $    24,526    $ 1,474,720    $(3,339,435)   $    58,189
                                                 ============  ============   ============   ============   ============

                        The accompanying notes are an integral part of these financial statements

                           ISLAND CRITICAL CARE CORP.
                             STATEMENT OF CASH FLOWS
                   For the Years Ended March 31, 2002 and 2001

--------------------------------------------------------------------------------


                                                       Mar 31,         Mar 31,
                                                        2002            2001
                                                     -----------    -----------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net profit (loss)                                 $(1,718,076)   $(1,185,531)
   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

           Depreciation and amortization                  28,915         14,433
           Issuance of common stock for services         335,345           --
           Contributions to capital - expenses           107,397        183,920
           Change in assets and liabilities
              Changes in accounts receivables            (14,253)        (4,218)
              Inventory                                  647,562       (698,996)
              Prepaid expenses                             2,121         (2,339)
              Accounts payable                           502,050        333,391

                                                     -----------    -----------
             Net Change in Cash From Operations         (108,939)    (1,359,340)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
         Purchase of equipment                           (72,328)      (122,775)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from increase of debt                  136,962      1,301,115
                                                     -----------    -----------

EXCHANGE RATE ADJUSTMENT                                  16,782        (38,291)
                                                     -----------    -----------

   Net Change in Cash                                    (27,523)      (219,291)
   Cash at Beginning of Period                            27,523        246,814
                                                     -----------    -----------
   Cash at End of Period                             $      --      $    27,523
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           ISLAND CRITICAL CARE CORP.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENT
                                 March 31, 2002

--------------------------------------------------------------------------------


1.   ORGANIZATION

The Company was incorporated under the laws of the state of Delaware on December 15, 1999 with authorized common stock of 50,000,000 shares with a par value of $.001.

The Company was engaged in the early development of the manufacture and distribution of medical instrumentation and it became inactive after the bankruptcy outlined below.

The Company is considered to be in the development stage starting April 1, 2003.

Merger
------

On January 13, 2000, the Company acquired all of the outstanding stock of Island Critical Care Corporation, an Ontario, Canada corporation, in a plan of merger in which the Company was the survivor. The terms of the acquisition included the issuance of 15,028,496 shares of the Company. The business combination was accounted for as a recapitalization of the Company. Accordingly, the financial statements presented reflect the historical operations of the Canadian Company starting on April 21, 1998, the date of inception of the Canadian Company.

Bankruptcy
----------

On February 5, 2003 the Company filed a petition for bankruptcy in the District of Prince Edward Island, Division No. 01-Prince Edward Island Court No. 1713, Estate No. 51-104460, titled "Island Critical Care Corp.". The Company emerged from bankruptcy pursuant to a Bankruptcy Court Order entered on April 7, 2004 with no remaining assets or liabilities.

The terms of the bankruptcy settlement included the authorization for the issuance of 15,000,000 restricted common shares in exchange for $25,000, which was paid into the bankruptcy court by the recipients of the shares.

After the issuance of the 15,000,000 common shares the outstanding shares were 47,900,812.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

                           ISLAND CRITICAL CARE CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2002

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Inventory
---------

The Company revalued its inventory from its cost of $641,782, on March 31, 2002, to $28,994. The decrease in value was caused by the sale of the Company assets during the bankruptcy.

Property and Eqipment
---------------------

During 2003, subsequent to the balance sheet date, the Company reduced the depreciated value of its property and equipment by $105,175. The decrease in value was caused by the sale of the Company assets during bankruptcy.

Income Taxes
------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

On April 7, 2004, the Company had a substantial change in stockholders and therefore the amount of net operating loss available for carry forward has not been determined.

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Foreign Currency Translation
----------------------------

Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues, expenses and cash flows are translated at weighted average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of the stockholder's equity under comprehensive income (loss). Foreign currency transaction gains and losses are included in net income (loss).

The functional currency is Canadian dollars.

                           ISLAND CRITICAL CARE CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2002

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk.

Revenue Recognition
-------------------

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development
----------------------------------

The company expenses advertising and market development costs as incurred.

Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.   RELATED PARTY TRANSACTIONS

An officer-director has acquired 31% of the common capital stock issued after the emergence from bankruptcy.

                           ISLAND CRITICAL CARE CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2002

--------------------------------------------------------------------------------


4.   GOING CONCERN

The company will need working capital to service its debt and for its future planned activity, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. The management of the Company has developed a strategy, which it believes will accomplish this objective, through short term loans, and equity funding, which will enable the Company to operate for the coming year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with enerally accepted accounting principles, and that the Company's receipts and xpenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended December 31, 2002, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

B.      Directors and Executive Officers

     Name                 Age    Title
     -----------          ---    ----------------------------
     Marc Juliar          26     President, CFO and  Chairman
                                 of the Board


i. Marc Juliar - President, Chief Executive Officer and Chairman of the
   Board

Mr. Juliar has served as the Company's President, Chief Executive Officer Chief Financial Officer and Chairman of the Board since on April 7, 2004. Mr. Juliar is an independent contractor to the Film, Music Video and T.V. Commercial production business. Mr. Juliar has held many positions in the filming and production business. From 2001 until 2002 Mr. Juliar was a student at the University of Toronto. In 2000 Mr. Juliar was employed by the Bellagio Hotel in Las Vegas. Mr. Juliar was a food and beverage manager. Mr. Juliar attended the University of Toronto located in Toronto, Ontario.

During the last five years, no officers or directors have been involved in any legal proceedings, bankruptcy proceedings, criminal proceedings or violated any federal or state securities or commodities laws or engaged in any activity that would limit their involvement in any type of business, securities or banking activities.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the year ended March 31, 2002

Summary Compensation Table

Name and Principal                                  All Other
Position                   Year     Salary          Compensation (1)
------------------         ----     ------          ----------------
Marc Juliar                2004       $0                   $0


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


Name of Beneficial Owner(1)              Number of           Percent of
or Director                              Shares of Class     Class
-----------                              ---------------     ----------
Marc Juliar (2)                          15,000,000          31.3%


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

         2. Marc Juliar is the President, CFO and Chairman of the Board of Directors of Island Critical Care Corp.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 7, 2004, Mr. Juliar purchased an aggregate of 15,000,000 shares of our common stock for a total amount of $25,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

     31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by
                           Section 302 of the Sarbanes-Oxley Act of 2002.(1)

     31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by
                           Section 302 of the Sarbanes-Oxley Act of 2002.(1)

     32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code
                           Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)  Filed herewith

      b. Reports on Form 8-K

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The company paid audit and financial statement review fees totaling $3,650 for the fiscal years ended March 31, 2002 to Madsen and Associates, CPA's Inc. our current independent accountants.

Audit-Related Fees

         None

Tax Fees

         None

All Other Fees

         None

Audit committee policies & procedures

         The company does not currently have a standing audit committee. The above services were approved by the company's Board of Directors

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Marc Juliar
    -----------
    Marc Juliar
    President and Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                      Title                              Date

 /s/ Marc Juliar       President, Secretary, Treasurer,         August 10, 2004
 ---------------       and Director (Principal Accounting
 Marc Juliar           Officer)