Form 10QSB
period 2002-06-30
ISLAND CRITICAL CARE CORP
filed 2004-08-20
CIK 1109553

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to_____________

                        Commission file number 0 - 24012


                           ISLAND CRITICAL CARE CORP.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                      65-0967706
  ---------------------------------                     ------------------
  (State or other jurisdiction                          (I.R.S. Employer
  of incorporation or organization)                     Identification No.)


            31 Walmer Rd., Unit 6, Toronto, Ontario, M5R 2W7, Canada
            --------------------------------------------------------
               (Address of principal executive offices - Zip code)

                                (416) 928 - 3095
                                ----------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes        No   X
         -----     -----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Yes   X    No
         -----     -----

     As of June 30, 2002, the Registrant had approximately 32,900,812 shares of Common Stock, $.001 par value per share outstanding.

                           ISLAND CRITICAL CARE CORP.
                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION ............................................... 4

ITEM 1.  FINANCIAL STATEMENTS

   Condensed Consolidated Balance Sheets as of June 30, 2002
   (unaudited) and March 31, 2002 ............................................ 5

   Condensed Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2002 and 2001 ................................. 6

   Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended June 30, 2002 and 2001 ................................. 7

   Notes to Condensed Consolidated Financial Statements ...................... 8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION .................................................. 8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISKS ................................................ 10

ITEM 4.  CONTROLS AND PROCEDURES ............................................ 10

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS .................................................. 10

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .......................... 10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .................................... 10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ................................... 10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

On February 5, 2003, Island Critical Care Corp. (the "Company" or the "Registrant") filed a Petition for Relief under CCAA of the Canadian. Bankruptcy Code in the Canadian Bankruptcy Court in and for the District of Prince Edward Island, Division No. 01-Prince Edward Island Court No. 1713, Estate No. 51-104460, titled "Island Critical Care Corp." ("the Bankruptcy Action"). See Form 8-K filed by the Company on February 7, 2003 for additional information.

The Company's fiscal year-end is March 31 and the Company filed a Form 10-K for the fiscal year-end September 30, 2001.

As a result of the Bankruptcy Action, the Registrant was unable to file quarterly reports for the year end March 31, 2002 and for the year end including the quarters March 31, 2003 and March 31, 2004 with the Securities and Exchange Commission on a timely basis as required under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

On April 7, 2004, after notice to all creditors and a formal hearing, Canadian Bankruptcy Judge Charles P. Thomson issued an "Order Approving Proposal" in the Bankruptcy Action (hereinafter "Bankruptcy Order"). In conjunction with that Bankruptcy Order, the Company's liabilities, among other things, were paid off and extinguished.

The Company emerged from CCAA on April 7, 2004. The Bankruptcy Order, among other things, implements a change of control whereby a new investor, took control of the Company.

The Company is filing this Form 10-Q for the quarter ended June 30, 2002 in order to become current in its filing obligations under the Exchange Act. THE FINANCIAL STATEMENTS IN THIS FILING ARE FOR THE PREDECESSOR COMPANY. READERS ARE CAUTIONED THAT THE PREDECESSOR COMPANY IS NO LONGER IN OPERATION AND THE INFORMATION PRESENTED IN THESE FINANCIAL STATEMENTS DOES NOT REFLECT THE CURRENT BUSINESS OF THE COMPANY. SEE "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" BELOW FOR ADDITIONAL DETAILS.

Island Critical Care Corp
(Development Stage Company)
Balance Sheets

                                                          Mar-31         Jun-30
                                                            2002           2002
--------------------------------------------------------------------------------
Assets
Current
Cash                                                 $         -    $     6,952
Accounts receivable                                  $    24,091    $    16,809
Inventories                                               28,994         29,003
Prepaid expenses and other assets                         18,726         88,718
--------------------------------------------------------------------------------
   Total current assets                                   71,811        141,482
--------------------------------------------------------------------------------
Property, plant and equipment, at cost, net of
   accumulated depreciation and amortization             166,076        157,242
License Fee -net of accumulated ammortization             15,214         14,391
--------------------------------------------------------------------------------
   Total assets                                      $   253,101    $   313,115
--------------------------------------------------------------------------------


Liabilities and Stockholders' (Deficit) Equity
Current
Accounts payable                                     $ 2,035,101    $ 2,177,327
--------------------------------------------------------------------------------
   Total liabilities                                   2,035,101      2,177,327
--------------------------------------------------------------------------------

Stockholders' (Deficit) Equity
Common stock, $.001 par value, authorized 50,000,000
   shares, issued and outstanding 23,625,812 and
   32,900,812 shares                                      24,526         32,356
Capital in excess of par value                         1,474,720      1,781,820
Accumulated deficit                                   (3,339,435)    (3,730,638)
Accumulated comprehensive income (loss)                   58,189         52,250
--------------------------------------------------------------------------------
   Total stockholders' deficit                        (1,782,000)    (1,864,212)
--------------------------------------------------------------------------------
   Total liabilities and stockholders' deficit       $   253,101    $   313,115
--------------------------------------------------------------------------------

Island Critical Care Corp
(Development Stage Company)
Statements of Operations

                                                    Predecessor    Predecessor
                                                        Company        Company
                                                   Three months   Three months
                                                          ended          ended
                                                        June 30        June 30
                                                           2001           2002
-------------------------------------------------------------------------------

REVENUE                                                $ 16,167       $ 26,331
   Cost of sales                                         13,382         18,051
-------------------------------------------------------------------------------
Gross profit                                              2,785          8,280
-------------------------------------------------------------------------------

Administrative                                          172,826        375,880
Depreciation                                              5,651          9,912
-------------------------------------------------------------------------------
                                                        178,477        385,792
-------------------------------------------------------------------------------

-------------------------------------------------
Income (loss) from operations before other income
 and expenses                                          (175,692)      (377,512)
-------------------------------------------------

Other Income and Expenses
Government Grants                                        14,535         14,259
Interest income                                               -              -
Loss from valuation adjustment                                -              -
Interest expense                                        (27,092)       (27,950)
-------------------------------------------------------------------------------
Income (loss) from operations                          (188,249)      (391,203)
-------------------------------------------------------------------------------

Other Comprehensive Income
Foreign currency translation adjustment                 (31,844)        (5,939)
-------------------------------------------------------------------------------
Net Comphrehensive income                              (220,093)      (397,142)
===============================================================================

   Income taxes                                               -              -

-------------------------------------------------------------------------------
Net income (loss)                                      $ 31,844        $ 5,939
-------------------------------------------------------------------------------
Net income (loss) per share - basic                      $ 0.01         $ 0.01
-------------------------------------------------------------------------------
Basic weighted average number of shares
   of common stock outstanding                       18,117,667     32,355,812
-------------------------------------------------------------------------------

Island Critical Care Corp
(Development Stage Company)
Statements of Cash Flows

                                                 Predecessor     Predecessor
                                                     Company         Company
                                                Three months    Three months
                                                       ended           ended
                                                     June 30         June 30
                                                        2001            2002
-----------------------------------------------------------------------------
 Cash flows from operating activities
 Net (loss) income                                  (188,249)       (391,203)
 Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                      5,651           9,912
 Issuance of common stock for services                               314,930
 Contribution to capital - expenses
 Changes in assets and liabilities:
    Changes in accounts receivable                   (13,309)          7,647
    Inventories                                      (44,759)             (9)
    Prepaid expenses and other current assets           (647)        (73,518)
     Accounts payable                                146,246         109,272
-----------------------------------------------------------------------------
 Net Change in Cash from Operations                  (95,067)        (22,969)
-----------------------------------------------------------------------------

 Cash flows from investing activities
 Purchase of equipment                               (15,650)              -

 Cash Flows From Financing Activities
   Proceeds from increase of debt                     85,441          39,960

 Exchange Rate Adjustment                               (363)        (10,039)

 Net Change in Cash                                  (25,639)          6,952
 Cash at beginning of period                          27,523               -
-----------------------------------------------------------------------------
 Cash at end of period                                 1,884           6,952
-----------------------------------------------------------------------------

ISLAND CRITICAL CARE CORP.
NOTES TO FINANCIAL STATEMENTS

1.   BUSINESS

Island Critical Care Corp. (the "Company") is a company that intends to look for projects.

Prior to April 7, 2004, the Predecessor Company, known as Island Critical Care Corp, was engaged primarily in the manufacture and distribution of a medical device called a VitalSat Pulse Oximeter.

2.   REORGANIZATION

On February 5, 2003, Island Critical Care Corp. (the "Company" or the "Registrant") filed a Petition for Relief under CCAA of the Canadian. Bankruptcy Code in the Canadian Bankruptcy Court in and for the District of Prince Edward Island, Division No. 01-Prince Edward Island Court No. 1713, Estate No. 51-104460, titled "Island Critical Care Corp." ("the Bankruptcy Action"). See Form 8-K filed by the Company on February 7, 2003 for additional information.

On April 7, 2004, after notice to all creditors and a formal hearing, Canadian Bankruptcy Judge Charles P. Thomson issued an "Order Approving Proposal" in the Bankruptcy Action (hereinafter "Bankruptcy Order"). In conjunction with that Bankruptcy Order, the Company's liabilities, among other things, were paid off and extinguished.

The Company emerged from CCAA on April 7, 2004. The Bankruptcy Order, among other things, implements a change of control whereby a group of new investor, took control of the Company.

The Bankruptcy Order, among other things, implements a change of control whereby Marc Juliar ("Juliar"), took control of the Company. The principal provisions of the Plan, which are authorized and implemented by the Bankruptcy Order, are the following, which is not an exhaustive list thereof:

a) the termination of present management and the present Board of Directors and appointment of Mr. Marc Juliar in their place and stead;

b) issuing 15,000,000 shares of the companies common stock to Mr. Juliar for $25,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

PLAN OF OPERATION

The Company is no longer operating as Island Critical Care Corp., the Predecessor Company, and has emerged from CCAA protection as a development stage company with no assets and liabilities. Accordingly, the Company has prepared this Plan of Operations to discuss its current plans. The past results of the Predecessor Company are no longer relevant to the operations of the Company.

As a result of the Bankruptcy Order and the implementation of the Order Approving the Proposal, we are currently headquartered in Toronto, Canada at the address set forth above. We intend to look for oil and gas opportunities

OFFICES

Administrative operations are conducted from the offices used by Mr. in Toronto, Canada. We expect to operate for as long as possible from these offices to minimize operating expenses. We do not currently pay rent for these offices and do not anticipate paying rent any such offices in the near future. Our operations do not currently require office or laboratory space to meet our objectives, and therefore administration from these offices is sufficient. At some point in the future, as may be necessary to implement and carry our plans to engage in the oil and gas business, we may require additional office space requiring rental expense, but we do not anticipate any such need during the next six to nine months. We will however, incur common office operating expenses such as telephone, office supplies, postage, etc.

RAISING CAPITAL

The Company currently lacks the capital resources to implement and carry out its business plan as described herein. Operations to date have involved identification of properties and leases we wish to investigate for oil and gas potential. We believe we have sufficient capital resources funded through current shareholders to perform initial investigations in this regard. At some point in the future we expect to raise additional capital, either through debt, equity or any combination thereof. In the event that additional capital is raised at some time in the future, existing shareholders will experience dilution of their interest in the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

None.

ITEM 4. CONTROLS AND PROCEDURES:


Mr. Marc Juliar, the Company's current President, CEO and CFO has concluded, based on his evaluation as of a date within 90 days prior to the filing of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 1 of Part I hereof titled "Financial Information" and Item 2 of Part 1 hereof titled "Management's Discussion and Analysis or Plan of Operation" for a detailed discussion of the Company's Bankruptcy Action.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to the Bankruptcy Order, the Company completed issued 15,000,000 shares to March Juliar on April 7, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Item 1 of Part I hereof titled "Financial Information" and Item 2 of Part 1 hereof titled "Management's Discussion and Analysis or Plan of Operation" for a detailed discussion of the Company's Bankruptcy Action.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

   31.1 - Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 - Certification of Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 - Certification of President and Chief Financial Officer Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

none

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ISLAND CRITICAL CARE CORP.
                                               (Registrant)


Dated: August 10, 2004                  By: /s/  Marc Juliar
                                           -----------------
                                           Marc Juliar
                                           President, CFO and Sole Director