Form 10QSB
period 2002-09-30
ISLAND CRITICAL CARE CORP
filed 2004-08-20
CIK 1109553

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002
                                                 ------------------

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

     As of September 30, 2002, the Registrant had approximately 32,900,812 shares of Common Stock, $.001 par value per share outstanding.

                           ISLAND CRITICAL CARE CORP.
                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION ............................................... 4

ITEM 1.  FINANCIAL STATEMENTS

   Condensed Consolidated Balance Sheets as of September 30, 2002
   (unaudited) and March 31, 2002 ............................................ 5

   Condensed Consolidated Statements of Operations (unaudited) for the three months and six months ended September 30, 2002 and 2001 ............. 6

   Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended September 30, 2002 and 2001 .............................. 7

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

The Company is filing this Form 10-Q for the quarter ended Sept 30, 2002 in order to become current in its filing obligations under the Exchange Act. THE FINANCIAL STATEMENTS IN THIS FILING ARE FOR THE PREDECESSOR COMPANY. READERS ARE CAUTIONED THAT THE PREDECESSOR COMPANY IS NO LONGER IN OPERATION AND THE INFORMATION PRESENTED IN THESE FINANCIAL STATEMENTS DOES NOT REFLECT THE CURRENT BUSINESS OF THE COMPANY. SEE "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" BELOW FOR ADDITIONAL DETAILS.

Island Critical Care Corp
(Development Stage Company)
Balance Sheets

                                                         Sep-30         Sep-30
                                                           2002           2001
--------------------------------------------------------------------------------
Assets
Current
Cash                                                 $       473    $      --
Accounts receivable                                  $     4,429    $    24,091
Inventories                                               27,419         28,994
Prepaid expenses and other assets                         13,348         18,726
--------------------------------------------------------------------------------
   Total current assets                                   45,669         71,811
--------------------------------------------------------------------------------
Property, plant and equipment, at cost, net of
   accumulated depreciation and amortization             150,140        166,076
License Fee -net of accumulated ammortization             13,709         15,214
--------------------------------------------------------------------------------
   Total assets                                      $   209,518    $   253,101
--------------------------------------------------------------------------------

Liabilities and Stockholders' (Deficit) Equity
Current
Accounts payable                                     $ 2,268,296    $ 2,035,101
--------------------------------------------------------------------------------
   Total liabilities                                   2,268,296      2,035,101
--------------------------------------------------------------------------------

Stockholders' (Deficit) Equity
Common stock, $.001 par value, authorized
   50,000,000 shares, issued and outstanding
   23,625,812 and 32,900,812 shares                       32,356         24,526
Capital in excess of par value                         1,781,820      1,474,720
Accumulated deficit                                   (3,907,488)    (3,339,435)
Accumulated comprehensive income (loss)                   34,534         58,189
--------------------------------------------------------------------------------
   Total stockholders' deficit                        (2,058,778)    (1,782,000)
--------------------------------------------------------------------------------
   Total liabilities and stockholders' deficit       $   209,518    $   253,101
--------------------------------------------------------------------------------

Island Critical Care Corp
(Development Stage Company)
Statements of Operations

                                           Predecessor      Predecessor    Predecessor     Predecessor
                                               Company          Company        Company         Company
                                          Three months     Three months     Six months      Six months
                                                 ended            ended          ended           ended
                                                Sep-30           Sep-30         Sep-30          Sep-30
                                                  2002             2001           2002            2001
------------------------------------------------------------------------------------------------------
REVENUE                                   $      2,398    $     32,117    $     28,729    $     48,282
   Cost of sales                                 2,916          15,816          20,967          29,198
------------------------------------------------------------------------------------------------------
Gross profit                                      (518)         16,301           7,762          19,084
------------------------------------------------------------------------------------------------------

Administrative                                 163,392         196,189         539,272         369,017
Depreciation                                     9,667           8,485          19,579          14,136
------------------------------------------------------------------------------------------------------
                                               173,059         204,674         558,851         383,153
------------------------------------------------------------------------------------------------------

------------------------------------
Income (loss) from operations before
other income and expenses                     (173,577)       (188,373)       (551,089)       (364,069)
------------------------------------

Other Income and Expenses
Government Grants                                  903            --            15,162          14,525
Interest income                                    --             --              --              --
Loss from valuation adjustment                     --             --              --              --
Interest expense                                (4,176)        (19,749)        (32,126)        (46,829)
------------------------------------------------------------------------------------------------------
Income (loss) from operations                 (176,850)       (208,122)       (568,053)       (396,373)
------------------------------------------------------------------------------------------------------

Other Comprehensive Income
Foreign currency translation adjustment         (5,196)         20,923         (23,655)          8,188
------------------------------------------------------------------------------------------------------
Net Comphrehensive income                     (182,046)       (187,199)       (591,708)       (388,185)
======================================================================================================

Net income (loss) per share - basic       $       0.01    $       0.01    $       0.01    $       0.02
------------------------------------------------------------------------------------------------------

Basic weighted average number of shares
   of common stock outstanding              32,355,812      18,117,667      32,355,812      18,117,667
------------------------------------------------------------------------------------------------------

Island Critical Care Corp
(Development Stage Company)
Statements of Cash Flows
                                                        Predecessor  Predecessor
                                                            Company      Company
                                                         Six months   Six months
                                                              ended        ended
                                                             Sep-30       Sep-30
                                                               2002         2001
--------------------------------------------------------------------------------
 Cash flows from operating activities
 Net (loss) income                                         (568,053)   (396,373)
 Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
    Depreciation and amortization                            19,579      14,136
 Issuance of common stock for services                      314,930      11,500
 Contribution to capital - expenses
 Changes in assets and liabilities:
    Changes in accounts receivable                           19,913     (51,255)
    Inventories                                               1,875     (51,025)
    Prepaid expenses and other current assets                 5,573      17,327
    Accounts payable                                        171,919     254,207
-------------------------------------------------------------------------------
 Net Change in Cash from Operations                         (34,264)   (201,483)
-------------------------------------------------------------------------------

 Cash flows from investing activities
 Purchase of equipment                                       64,156     241,081

 Cash Flows From Financing Activities
   Proceeds from increase of debt                               --      (69,921)

 Exchange Rate Adjustment                                   (29,059)      2,800

 Net Change in Cash                                             833     (27,523)
 Cash at beginning of period                                    --       27,523
-------------------------------------------------------------------------------
 Cash at end of period                                          833         --
-------------------------------------------------------------------------------

ISLAND CRITICAL CARE CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the Bankruptcy Order and the implementation of the Order Approving the Proposal, we are currently headquartered in Toronto, Canada at the address set forth above. We intend to look for oil and gas opportunities.

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


                                     ISLAND CRITICAL CARE CORP.
                                     (Registrant)


Dated: August 10, 2004    By: /s/  Marc Juliar
                              -------------------
                              Marc Juliar
                              President, CFO and Sole Director