Form 10QSB
period 2002-12-31
ISLAND CRITICAL CARE CORP
filed 2004-08-23
CIK 1109553

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 30, 2002
                                                 -----------------

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

     As of December 30, 2002, the Registrant had approximately 32,900,812 shares of Common Stock, $.001 par value per share outstanding.

                           ISLAND CRITICAL CARE CORP.
                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION ............................................... 4

ITEM 1.  FINANCIAL STATEMENTS

   Condensed Consolidated Balance Sheets as of December 31, 2002
   (unaudited) and March 31, 2002 ............................................ 5

   Condensed Consolidated Statements of Operations (unaudited) for the three months and nine months ended December 31, 2002 and 2001 ............. 6

   Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended December 31, 2002 and 2001 .............................. 7

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

The Company emerged from CCAA on April 7, 2004. The Bankruptcy Order, among other things, implements a change of control whereby a new investor.

The Company is filing this Form 10-Q for the quarter ended Dec 31, 2002 in order to become current in its filing obligations under the Exchange Act. THE FINANCIAL STATEMENTS IN THIS FILING ARE FOR THE PREDECESSOR COMPANY. READERS ARE CAUTIONED THAT THE PREDECESSOR COMPANY IS NO LONGER IN OPERATION AND THE INFORMATION PRESENTED IN THESE FINANCIAL STATEMENTS DOES NOT REFLECT THE CURRENT BUSINESS OF THE COMPANY. SEE "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" BELOW FOR ADDITIONAL DETAILS.

Island Critical Care Corp
(Development Stage Company)
Balance Sheets

                                                          Mar-31        Dec-31
                                                            2002          2002
-------------------------------------------------------------------------------
Assets
Current
Cash                                                  $       -    $     1,867
Accounts receivable                                   $   24,091   $    16,089
Inventories                                               28,994        19,535
Prepaid expenses and other assets                         18,726         3,368
-------------------------------------------------------------------------------
   Total current assets                                   71,811        40,859
-------------------------------------------------------------------------------
Property, plant and equipment, at cost, net of
   accumulated depreciation and amortization             166,076       141,586
License Fee -net of accumulated ammortization             15,214        12,895
-------------------------------------------------------------------------------
   Total assets                                      $   253,101   $   195,340
-------------------------------------------------------------------------------


Liabilities and Stockholders' (Deficit) Equity
Current
Accounts payable                                     $ 2,035,101   $ 2,351,359
-------------------------------------------------------------------------------
   Total liabilities                                   2,035,101     2,351,359
-------------------------------------------------------------------------------

Stockholders' (Deficit) Equity
Common stock, $.001 par value, authorized
   50,000,000 shares, issued and outstanding
   23,625,812 and 32,900,812 shares                       24,526        32,356
Capital in excess of par value                         1,474,720     1,781,820
Accumulated deficit                                   (3,339,435)   (3,998,454)
Accumulated comprehensive income (loss)                   58,189        28,259
-------------------------------------------------------------------------------
   Total stockholders' deficit                        (1,782,000)   (2,156,019)
-------------------------------------------------------------------------------
   Total liabilities and stockholders' deficit      $    253,101   $   195,340
-------------------------------------------------------------------------------

Island Critical Care Corp
(Development Stage Company)
Statements of Operations

                                           Predecessor     Predecessor     Predecessor     Predecessor
                                               Company         Company         Company         Company
                                          Three months    Three months     Nine months     Nine months
                                                 ended           ended           ended           ended
                                                Dec 31          Dec 31          Dec 31          Dec 31
                                                  2001            2002            2001            2002
--------------------------------------------------------------------------------------------------------
REVENUE                                   $     56,224    $     21,923     $    88,341     $    50,652
   Cost of sales                                37,212          15,354          53,028          36,321
--------------------------------------------------------------------------------------------------------
Gross profit                                    19,012           6,569          35,313          14,331
--------------------------------------------------------------------------------------------------------

Administrative                                 437,100          87,981         633,289          29,195
Depreciation                                    12,283           9,616          20,768         627,253
--------------------------------------------------------------------------------------------------------
                                               449,383          97,597         654,057         656,448
--------------------------------------------------------------------------------------------------------

------------------------------------
Income (loss) from operations before
other income and expenses                     (430,371)        (91,028)       (618,744)       (642,117)
------------------------------------

Other Income and Expenses
Government Grants                               18,200             (39)         18,200          15,123
Interest income                                   --               101            --              --
Loss from valuation adjustment                    --              --              --              --
Interest expense                               (35,355)           --           (55,104)        (32,025)
--------------------------------------------------------------------------------------------------------
Income (loss) from operations                 (447,526)        (90,966)       (655,648)       (659,019)
--------------------------------------------------------------------------------------------------------

Other Comprehensive Income
Foreign currency translation adjustment        (13,885)         (6,674)          7,038         (29,930)
--------------------------------------------------------------------------------------------------------
Net Comphrehensive income                     (461,411)        (97,640)       (648,610)       (688,949)
========================================================================================================

Net income (loss) per share - basic       $       0.02    $       0.01    $       0.01    $       0.02
--------------------------------------------------------------------------------------------------------

Basic weighted average number of shares
   of common stock outstanding              18,251,761      32,355,812      18,251,761      32,355,812
--------------------------------------------------------------------------------------------------------

Island Critical Care Corp
(Development Stage Company)
Statements of Cash Flows

                                                Predecessor          Predecessor
                                                    Company              Company
                                                 Nine month          Nine months
                                                      ended                ended
                                                     Dec-31               Dec-31
                                                       2002                 2001
--------------------------------------------------------------------------------
 Cash flows from operating activities
 Net (loss) income                                (659,019)            (655,648)
 Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Depreciation and amortization                   29,195               20,768
 Issuance of common stock for services             314,930              228,544
 Contribution to capital - expenses
 Changes in assets and liabilities:
    Changes in accounts receivable                   8,281               10,790
    Inventories                                      9,797              (29,077)
    Prepaid expenses and other current assets       15,577             (143,989)
     Accounts payable                              247,216              264,303
--------------------------------------------------------------------------------
 Net Change in Cash from Operations               (34,023)             (304,309)
--------------------------------------------------------------------------------

 Cash flows from investing activities
 Purchase of equipment                                --                (69,479)

 Cash Flows From Financing Activities
   Proceeds from increase of debt                   45,197              352,947

 Exchange Rate Adjustment                           (9,307)              (5,767)

 Net Change in Cash                                  1,867              (26,608)
 Cash at beginning of period                          --                 27,523
--------------------------------------------------------------------------------
 Cash at end of period                               1,867                  915
--------------------------------------------------------------------------------

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

As a result of the Bankruptcy Order and the implementation of the Order Approving the Proposal, we are currently headquartered in Toronto, Canada at the address set forth above. We intend to look for opportunities in the oil and gas business.

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


                                       ISLAND CRITICAL CARE CORP.
                                       (Registrant)


Dated: August 10, 2004    By: /s/  Marc Juliar
                              --------------------------------
                              Marc Juliar
                              President, CFO and Sole Director