Form 10KSB
period 2003-03-31
ISLAND CRITICAL CARE CORP
filed 2004-08-23
CIK 1109553

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended March 31, 2003.
                                              --------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission file number 333-38558

                           Island Critical Care Corp.
                           --------------------------
                 (Name of small business issuer in its charter)


             Deleware                                65-0967706
    ------------------------------               ------------------
    State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization                 Identification No.)



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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company experienced a net income in the amount of $1,270,408 for the fiscal year ended March 31, 2003.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2003, was 32,355,812 shares, held by approximately 780 stockholders.

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

In this form 10KSB, references to the "Company," "we," "us," and "our" refer to Island Critical Care Corp.


                           ISLAND CRITICAL CARE CORP.
                                   Form 10-KSB
                    For the Fiscal Year Ended March 31, 2003

                                TABLE OF CONTENTS
                                                                        Page
                                                                        ----
PART 1

Item 1.  Description of Business .........................................3

Item 2.  Description of Property .........................................6

Item 3.  Legal Proceedings ...............................................6

Item 4.  Submission of Matters to a Vote of Security Holders .............6

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters ........6

Item 6.  Management's Discussion and Analysis or Plan of Operation .......7

Item 7.  Financial statements ............................................9

Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure .......................................18

Item 8A. Controls and Procedures.........................................18

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act ..............19

Item 10. Executive Compensation .........................................19

Item 11. Security Ownership of Certain Beneficial Owners and
         Management......................................................20

Item 12. Certain Relationships and Related Transactions .................20

Item 13. Exhibits and Reports on Form 8-K ...............................20

Item 14. Principal Accountant Fees and Services..........................21


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

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information


PREDECESSOR COMPANY

The Company's common stock was originally listed on the Over the Counter Bulletin Board ("OTC-BB") as of July 2001. The Company's stock was delisted to the Pinks Sheets in July 2003 for not filing its March 31, 2003 10K on a timely basis.

SUCCESSOR COMPANY

The Company's stock is currently quoted on the Pink Sheets under the symbol ILCC. The Company's trading ranges by quarter for fiscal 2002 and 2003 were as follows:

                                               High             Low

Fiscal 2002
         Second Quarter                  $     0.2         $    2.10
         Third Quarter                   $     0.10        $    0.35
         Fourth Quarter                  $     0.041       $    0.12

Fiscal 2003
         First Quarter                   $     0.021       $    0.084
         Second Quarter                  $     0.003       $    0.04
         Third Quarter                   $     0.001       $    0.01
         Fourth Quarter                  $     0.0005      $    0.005


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

Holders

          As of March 31, 2003, there were approximately 780 holders of record of our common stock.

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


Board of Directors
Island Critical Care Corp.
Toronto, Ontario, Canada


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Island Critical Care Corp. (development stage company) at March 31, 2003, and the related statement of operations, stockholders' equity, and cash flows for the years ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Island Critical Care Corp. at March 31, 2003, and the related statement of operations, and cash flows for the years ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for any planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   s\ Madsen & Associates, CPA's Inc.
Salt Lake City, Utah,
August 10, 2004

                           ISLAND CRITICAL CARE CORP.
                                  BALANCE SHEET
                                 March 31, 2003

--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS

   Cash                                                             $     4,692
     Accounts receivable                                                  9,464
     Inventory                                                           16,538
     Prepaid expenses                                                     3,823
                                                                    -----------
           Total Current Assets                                          34,517
                                                                    -----------

PROPERTY AND EQUIPMENT - net of accumulated depreciation                 37,950
                                                                    -----------

LICENSE FEE - net of accumulated amortization                             9,626
                                                                    -----------

                                                                    $    82,093
LIABILITIES AND STOCKHOLDERS'  DEFICIT                              ============
CURRENT LIABILITIES

    Accounts payable                                                $   278,755
                                                                    -----------
        Total Current Liabilities                                       278,755
                                                                    -----------

STOCKHOLDERS' DEFICIT

   Common stock
        50,000,000 shares authorized, at $0.001 par value;
        32,355,812 shares issued and outstanding                         32,356
    Capital in excess of par value                                    1,781,820
    Accumulated deficit                                              (1,998,466)
    Accumulated comprehensive income (loss)                             (12,372)
                                                                    -----------
         Total  Stockholders'  Deficit                                 (196,662)
                                                                    -----------

                                                                    $    82,093
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

                           ISLAND CRITICAL CARE CORP.
                             STATEMENT OF OPERATIONS
                   For the Years Ended March 31, 2003 and 2002

--------------------------------------------------------------------------------

                                                        Mar 31,        Mar 31,
                                                         2003           2002
                                                     -----------    -----------

REVENUES                                             $    71,617    $   143,109
COST OF SALES                                             48,043         80,598
                                                     -----------    -----------
                                                          23,574         62,511
                                                     -----------    -----------
EXPENSES

   Administrative                                        677,125      1,068,193
   Depreciation and amortization                          41,947         28,915

                                                     -----------    -----------
                                                         719,072      1,097,108
                                                     -----------    -----------
NET LOSS FROM OPERATIONS -
    before other income and expenses                    (695,498)    (1,034,597)

OTHER INCOME AND EXPENSES

   Gain on settlement of debt from bankruptcy          2,152,827            --
   Government grants                                      15,251         29,827
   Interest income                                           --             173
   Loss from valuation adjustment of assets              (99,195)      (624,680)
   Interest expense                                      (32,416)       (88,799)

                                                     -----------    -----------

NET INCOME (LOSS) -  from operations                   1,340,969     (1,718,076)

OTHER COMPREHENSIVE INCOME

   Foreign currency translation adjustment               (70,561)        39,080

                                                     -----------    -----------
NET COMPREHENSIVE INCOME                             $ 1,270,408    $(1,678,996)
                                                     ===========    ===========

NET PROFIT (LOSS) PER COMMON SHARE
   Basic and diluted                                 $       .04    $      (.07)
                                                     -----------    -----------

WEIGHTED AVERAGE OF OUTSTANDING
      COMMON SHARES -  (stated in 1,000's)
     Basic                                                32,356         24,525
                                                     -----------    -----------


   The accompanying notes are an integral part of these financial statements.

                                                ISLAND CRITICAL CARE CORP.
                                            STATEMENT OF STOCKHOLDERS' EQUITY
                               Period April 21, 1998 (date of inception) to March 31, 2003

------------------------------------------------------------------------------------------------------------------------

                                                                              Capital in                    Accumulated
                                                        Common Stock          Excess Over                  Comprehensive
                                                        ------------

                                                   Shares         Amount       Par Value       Deficit      Income(Loss)
                                                 -----------   -----------    -----------    ------------   ------------
Balance April 21, 1998                           $      --     $      --     $      --      $      --       $     --
Issuance of common stock for cash -
 organization of Canadian Company                 10,164,398        10,164        (4,000)          --             --
Net operating loss for the period
   ended March 31,1999                                  --            --            --          (56,941)          --
Issuance of common stock for cash -
   net of offering costs of $249,835               2,988,098         2,988       860,668           --             --
Issuance of common stock for stock
   subscriptions                                     876,000           876          (876)          --             --
Issuance of common stock for services              1,000,000         1,000        (1,000)
                                                 -----------   -----------    -----------    ------------   ------------

Balance After Recapitalization                    15,028,496        15,028       854,792        (56,941)          --

Acquisition of Florida Company                          --            --        (150,000)          --             --
Issuance of common stock for merger
   with Island Critical Care Corp - Florida        3,072,504         3,073        (3,073)          --             --
Net operating loss for the year ended
   March 31, 2000                                       --            --            --         (378,887)        (4,896)

Contributions to capital                                --            --         183,920           --             --
Net operating income (loss) for the year ended
   March 31, 2001                                       --            --            --       (1,185,531)        24,005
Contributions to capital                                --            --         107,397           --             --
Issuance of common stock for stock options            50,000            50         6,221           --             --
Issuance of common stock for services              5,773,500         5,774       329,571           --             --
Issuance of common stock for payment of debt         601,312           601       145,892           --             --
Net operating income (loss) for the year
   ended March 31, 2002                                 --            --            --       (1,718,076)        39,080
Issuance of common stock for services              7,280,000         7,280       286,128           --             --
Issuance of common stock for services -
    employees                                        550,000           550        20,972           --             --
Net operating income (loss) for the year
   ended March 31, 2003                                 --            --            --        1,340,969        (70,561)
                                                 -----------   -----------    -----------    ------------   ------------

Balance March 31, 2003                           $32,355,812   $    32,356   $ 1,781,820    $(1,998,466)   $   (12,372)
                                                 ===========   ===========    ===========    ============   ============


                        The accompanying notes are an integral part of these financial statements




                           ISLAND CRITICAL CARE CORP.
                             STATEMENT OF CASH FLOWS
                   For the Years Ended March 31, 2003 and 2002

--------------------------------------------------------------------------------

                                                       Mar 31,         Mar 31,
                                                        2003            2002
                                                     -----------    -----------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net profit (loss)                                 $ 1,340,969    $(1,718,076)
   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

           Depreciation and amortization                  41,947         28,915
           Issuance of common stock for services         314,930        335,345
           Contributions to capital - expenses              --          107,397
           Change in assets and liabilities
             Changes in accounts receivables              16,647        (14,253)
             Inventory                                    13,209        647,562
             Prepaid expenses                             16,475          2,121
             Accounts payable                           (705,799)       502,050

                                                     -----------    -----------
             Net Change in Cash From Operations        1,038,378       (108,939)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
         Purchase of equipment                              --          (72,328)
         Proceeds from sale of assets                    204,839           --
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from increase in debt                     --          136,962
         Payment on debt                              (1,221,413)          --
                                                     -----------    -----------

EXCHANGE RATE ADJUSTMENT                                 (17,112)        16,782
                                                     -----------    -----------

   Net Change in Cash                                      4,692        (27,523)
   Cash at Beginning of Period                              --           27,523
                                                     -----------    -----------
   Cash at End of Period                             $     4,692    $      --
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                           ISLAND CRITICAL CARE CORP.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENT
                                 March 31, 2003

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

                           ISLAND CRITICAL CARE CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Inventory
---------

The Company revalued its inventory from its cost of $680,721, on March 31, 2003, to $16,538. The decrease in value was caused by the sale of the Company assets during bankruptcy.

Property and Eqipment
---------------------

The Company revalued its property and equipment from its depreciated value of $142,331, on March 31, 2003, to $37,950. The decrease in value was caused by the sale of the Company assets during bankruptcy.

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

                           ISLAND CRITICAL CARE CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003

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

3.   RELATED PARTY TRANSACTIONS

An officer-director has acquired 31% of the common capital stock issued at the emergence from bankruptcy.

                           ISLAND CRITICAL CARE CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003

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

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with enerally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended March 31, 2003, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

B.  Directors and Executive Officers

     Name                       Age       Title
     -----------                ---       ---------------------------
     Marc Juliar                26        President, CFO and Chairman
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

During the last five years, no officers or directors have been involved in any legal proceedings, bankruptcy proceedings, criminal proceedings or violated any federal or state securities or commodities laws or engaged in any activity that would limit their involvement in any type of business, securities or banking activities

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table


            The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the year ended March 31, 2004

Summary Compensation Table

Name and Principal                                    All Other
Position                   Year     Salary          Compensation
------------------         ----     ------          ------------
Marc Juliar                2004       $0                  $0


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

        b. Reports on Form 8-K

On July 11, 2002 we filed a current report under section 5 regarding the deteriorating financial condition of the company.

On July 21, 2002 we filed a current report under section 5 regarding the resignation of Joseph Storer as a director

On August 14, 2002 we filed a current report under section 5 regarding the intent to file a Proposal with creditors

On September 13, 2002 we filed a current report under section 5 regarding an extension to the proposal to the creditors.

On October 22, 2002 we filed a current report under section 5 regarding a 30 day extension to the proposal to creditors.

On November 22, 2002 we filed a current report under section 5 regarding a 45 day extension to the proposal to creditors.

On January 8, 2003 we filed a current report under section 5 regarding a 30 extension to the proposal to creditors.

On February 7, 2003 we filed a current report under section 5 regarding the resignation of the board of directors and the company becoming bankrupt.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The company paid audit and financial statement review fees totaling $3,650 for each of the fiscal years ended March 31, 2004 and March 31, 2003 to Madsen and Associates, CPA's Inc. our current independent accountants.

Audit-Related Fees

         None

Tax Fees

         None

All Other Fees

         None

Audit committee policies & procedures

         The company does not currently have a standing audit committee. The above services were approved by the company's Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Marc Juliar
    -----------
    Marc Juliar
    President and Chief Financial Officer