Form 10QSB
period 2003-06-30
ISLAND CRITICAL CARE CORP
filed 2004-08-23
CIK 1109553

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

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

                           ISLAND CRITICAL CARE CORP.
                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION ............................................... 4

ITEM 1.  FINANCIAL STATEMENTS

   Condensed Consolidated Balance Sheets as of June 30, 2003
   (unaudited) and March 31, 2003 ............................................ 5

   Condensed Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2003 and 2002 ................................. 6

   Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended June 30, 2003 and 2002 ................................. 7

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

The Company is filing this Form 10-Q for the quarter ended June 30, 2003 in order to become current in its filing obligations under the Exchange Act. THE FINANCIAL STATEMENTS IN THIS FILING ARE FOR THE PREDECESSOR COMPANY. READERS ARE CAUTIONED THAT THE PREDECESSOR COMPANY IS NO LONGER IN OPERATION AND THE INFORMATION PRESENTED IN THESE FINANCIAL STATEMENTS DOES NOT REFLECT THE CURRENT BUSINESS OF THE COMPANY. SEE "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" BELOW FOR ADDITIONAL DETAILS.

Island Critical Care Corp
(Development Stage Company)
Balance Sheets

                                                           Jun-30        Mar-31
                                                             2003          2003
--------------------------------------------------------------------------------
Assets
Current
Cash                                                  $       404   $     4,692
Accounts receivable                                   $     7,197   $     9,464
Inventories                                                22,719        16,538
Prepaid expenses and other assets                           3,440         3,823
--------------------------------------------------------------------------------
   Total current assets                                    33,760        34,517
--------------------------------------------------------------------------------
Property, plant and equipment, at cost,
   net of accumulated depreciation and amortization        38,001        37,950
License Fee -net of accumulated ammortization               2,630         9,626
--------------------------------------------------------------------------------
   Total assets                                       $    74,391   $    82,093
--------------------------------------------------------------------------------

Liabilities and Stockholders' (Deficit) Equity
Current
Accounts payable                                      $   305,143   $   278,755
--------------------------------------------------------------------------------
   Total liabilities                                      305,143       278,755
--------------------------------------------------------------------------------

Stockholders' (Deficit) Equity
Common stock, $.001 par value, authorized
   50,000,000 shares, issued and outstanding
   23,625,812 and 32,900,812 shares                        32,356        32,356
Capital in excess of par value                          1,781,820     1,781,820
Accumulated deficit                                    (2,012,925)   (1,998,466)
Accumulated comprehensive income (loss)                   (32,003)      (12,372)
--------------------------------------------------------------------------------
   Total stockholders' deficit                           (230,752)     (196,662)
--------------------------------------------------------------------------------
   Total liabilities and stockholders' deficit        $    74,391   $    82,093
--------------------------------------------------------------------------------

Island Critical Care Corp
(Development Stage Company)
Statements of Operations
                                                      Predecessor   Predecessor
                                                          Company       Company
                                                     Three months  Three months
                                                            ended         ended
                                                          June 30       June 30
                                                             2003          2002
--------------------------------------------------------------------------------

REVENUE                                              $     14,676  $    26,331
   Cost of sales                                           12,049       18,051
--------------------------------------------------------------------------------
Gross profit                                                2,627        8,280
--------------------------------------------------------------------------------

Administrative                                              6,875      375,880
Depreciation                                               10,112        9,912
--------------------------------------------------------------------------------
                                                           16,987      385,792
--------------------------------------------------------------------------------

------------------------------------
Income (loss) from operations before
other income and expense                                  (14,360)    (377,512)
------------------------------------

Other Income and Expenses
Government Grants                                               -       14,259
Interest income                                                 -           -
Loss from valuation adjustment                                  -           -
Interest expense                                              (99)     (27,950)
--------------------------------------------------------------------------------
Income (loss) from operations                             (14,459)    (391,203)
--------------------------------------------------------------------------------

Other Comprehensive Income
Foreign currency translation adjustment                   (19,631)      (5,939)
--------------------------------------------------------------------------------
Net Comphrehensive income                                 (34,090)    (397,142)
================================================================================

Net income (loss) per share - basic                  $       0.01  $      0.01
--------------------------------------------------------------------------------

Basic weighted average number of shares
   of common stock outstanding                         32,355,812   32,355,812
--------------------------------------------------------------------------------

Island Critical Care Corp
(Development Stage Company)
Statements of Cash Flows

                                                 Predecessor         Predecessor
                                                     Company             Company
                                                Three months        Three months
                                                       ended               ended
                                                     June 30             June 30
                                                        2003                2002
--------------------------------------------------------------------------------
 Cash flows from operating activities
 Net (loss) income                                  (14,459)           (391,203)
 Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
    Depreciation and amortization                    10,112               9,912
 Issuance of common stock for services                 --               314,930
 Contribution to capital - expenses
 Changes in assets and liabilities:
    Changes in accounts receivable                    3,143               7,647
    Inventories                                      (4,649)                 (9)
    Prepaid expenses and other current assets           738             (73,518)
     Accounts payable                                   552             109,272
--------------------------------------------------------------------------------
 Net Change in Cash from Operations                  (4,563)            (22,969)
--------------------------------------------------------------------------------

 Cash flows from investing activities
 Purchase of equipment                                 --                  --

 Cash Flows From Financing Activities
   Proceeds from increase of debt                      --                39,960

 Exchange Rate Adjustment                            (1,985)            (10,039)

 Net Change in Cash                                  (6,548)              6,952
 Cash at beginning of period                          6,952                --
--------------------------------------------------------------------------------
 Cash at end of period                                  404               6,952
--------------------------------------------------------------------------------

ISLAND CRITICAL CARE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the Bankruptcy Order and the implementation of the Order Approving the Proposal, we are currently headquartered in Toronto, Canada at the address set forth above. We intend to look for oil and gas opportunities. OFFICES

Administrative operations are conducted from the offices used by Mr. in Toronto, Canada. We expect to operate for as long as possible from these offices to minimize operating expenses. We do not currently pay rent for these offices and do not anticipate paying rent any such offices in the near future. Our operations do not currently require office or laboratory space to meet our objectives, and therefore administration from these offices is sufficient. At some point in the future, as may be necessary to implement and carry our plans to engage in the oil and gas business, we may require additional office space requiring rental expense, but we do not anticipate any such need during the next six to nine months. We will however, incur common office operating expenses such as telephone, office supplies, postage, etc..

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