Form 10QSB
period 2003-09-30
ISLAND CRITICAL CARE CORP
filed 2004-08-24
CIK 1109553

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003
                                                 ------------------

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

     As of September 30, 2003, the Registrant had approximately 32,900,812 shares of Common Stock, $.001 par value per share outstanding.

                           ISLAND CRITICAL CARE CORP.
                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION ............................................... 4

ITEM 1.  FINANCIAL STATEMENTS

   Condensed Consolidated Balance Sheets as of September 30, 2003
   (unaudited) and March 31, 2003 ............................................ 5

   Condensed Consolidated Statements of Operations (unaudited) for the three months and six months ended September 30, 2003 and 2002 ............. 6

   Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended September 30, 2003 and 2002 .............................. 7

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

The Company is filing this Form 10-Q for the quarter ended Sept 30, 2003 in order to become current in its filing obligations under the Exchange Act. THE FINANCIAL STATEMENTS IN THIS FILING ARE FOR THE PREDECESSOR COMPANY. READERS ARE CAUTIONED THAT THE PREDECESSOR COMPANY IS NO LONGER IN OPERATION AND THE INFORMATION PRESENTED IN THESE FINANCIAL STATEMENTS DOES NOT REFLECT THE CURRENT BUSINESS OF THE COMPANY. SEE "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" BELOW FOR ADDITIONAL DETAILS.

Island Critical Care Corp
(Development Stage Company)
Balance Sheets

                                                           Sep-30        Mar-31
                                                             2003          2003
--------------------------------------------------------------------------------
Assets
Current
Cash                                                   $        -    $    4,692
Accounts receivable                                    $        -    $    9,464
Inventories                                                     -        16,538
Prepaid expenses and other assets                               -         3,823
--------------------------------------------------------------------------------
   Total current assets                                         -        34,517
--------------------------------------------------------------------------------
Property, plant and equipment, at cost,
   net of accumulated depreciation and amortization             -        37,950
License Fee -net of accumulated ammortization                   -         9,626
--------------------------------------------------------------------------------
   Total assets                                        $        -    $   82,093
--------------------------------------------------------------------------------


Liabilities and Stockholders' (Deficit) Equity
Current
Accounts payable                                       $        -    $  278,755
--------------------------------------------------------------------------------
   Total liabilities                                            -       278,755
--------------------------------------------------------------------------------

Stockholders' (Deficit) Equity
Common stock, $.001 par value, authorized
   50,000,000 shares, issued and outstanding
   23,625,812 and 32,900,812 shares                        32,356        32,356
Capital in excess of par value                          1,781,820     1,781,820
Accumulated deficit                                    (1,814,176)   (1,998,466)
Accumulated comprehensive income (loss)                         -       (12,372)
--------------------------------------------------------------------------------
   Total stockholders' deficit                                  -      (196,662)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   Total liabilities and stockholders' deficit         $        -    $   82,093
--------------------------------------------------------------------------------

Island Critical Care Corp
(Development Stage Company)
Statements of Operations

                                                         Predecessor  Predecessor  Predecessor Predecessor
                                                             Company      Company      Company     Company
                                                        Three months Three months   Six months  Six months
                                                               ended        ended        ended       ended
                                                              Sep-30       Sep-30       Sep-30      Sep-30
                                                                2003         2002         2003        2002
-----------------------------------------------------------------------------------------------------------
REVENUE                                                  $    10,131  $     2,398  $    24,807  $   28,729
   Cost of sales                                               8,396        2,916       20,445      20,967
-----------------------------------------------------------------------------------------------------------
Gross profit                                                   1,735         (518)       4,362       7,762
-----------------------------------------------------------------------------------------------------------

Administrative                                                 4,882      163,392       11,757     539,272
Depreciation                                                   6,855        9,667       16,967      19,579
-----------------------------------------------------------------------------------------------------------
                                                              11,737      173,059       28,724     558,851
-----------------------------------------------------------------------------------------------------------

------------------------------------
Income (loss) from operations before
other income and expenses                                    (10,002)    (173,577)     (24,362)   (551,089)
------------------------------------

Other Income and Expenses
Government Grants                                                  -          903            0      15,162
Interest income                                                    -            -            -           -
Gain (loss) from valuation adjustment                        230,490            -      230,490           -
Interest expense                                                   -       (4,176)         (99)    (32,126)
-----------------------------------------------------------------------------------------------------------
Income (loss) from operations                                220,488     (176,850)     206,029    (568,053)
-----------------------------------------------------------------------------------------------------------

Other Comprehensive Income
Foreign currency translation adjustment                       10,264       (5,196)      (9,367)    (23,655)
-----------------------------------------------------------------------------------------------------------
Net Comphrehensive income                                    230,752     (182,046)     196,662    (591,708)
===========================================================================================================

Net income (loss) per share - basic                      $      0.01  $     (0.01) $      0.01  $    (0.02)
-----------------------------------------------------------------------------------------------------------

Basic weighted average number of shares
   of common stock outstanding                            32,355,812   18,117,667   32,355,812  18,117,667
-----------------------------------------------------------------------------------------------------------

                                                     -6-

Island Critical Care Corp
(Development Stage Company)
Statements of Cash Flows
                                                        Predecessor  Predecessor
                                                            Company      Company
                                                         Six months   Six months
                                                              ended        ended
                                                             Sep-30       Sep-30
                                                               2003         2002
--------------------------------------------------------------------------------
Cash flows from operating activities
Net (loss) income                                           206,029    (568,053)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                             16,967      19,579
Issuance of common stock for services                          --       314,930
Gain on disposal of assets                                 (230,490)        --
Contribution to capital - expenses
Changes in assets and liabilities:
   Changes in accounts receivable                            10,290      19,913
   Inventories                                               17,893       1,875
   Prepaid expenses and other current assets                  4,157       5,573
    Accounts payable                                        (38,273)    171,919
--------------------------------------------------------------------------------
Net Change in Cash from Operations                          (13,427)    (34,264)
--------------------------------------------------------------------------------

Cash flows from investing activities
Purchase of equipment                                       302,997      64,156

Cash Flows From Financing Activities
  Proceeds from increase of debt                           (264,842)        --

Exchange Rate Adjustment                                    (29,420)    (29,059)

Net Change in Cash                                           (4,692)        833
Cash at beginning of period                                   4,692         --
--------------------------------------------------------------------------------
Cash at end of period                                          --           833
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