Form 10QSB
period 2003-12-31
ISLAND CRITICAL CARE CORP
filed 2004-08-24
CIK 1109553

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 30, 2003
                                                 -----------------

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

     As of December 30, 2003, the Registrant had approximately 32,900,812 shares of Common Stock, $.001 par value per share outstanding.

                           ISLAND CRITICAL CARE CORP.
                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION ............................................... 4

ITEM 1.  FINANCIAL STATEMENTS

   Condensed Consolidated Balance Sheets as of December 31, 2003
   (unaudited) and March 31, 2003 ............................................ 5

   Condensed Consolidated Statements of Operations (unaudited) for the three months and nine months ended December 31, 2003 and 2002 ............. 6

   Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended December 31, 2003 and 2002 .............................. 7

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

The Company is filing this Form 10-Q for the quarter ended Dec 31, 2003 in order to become current in its filing obligations under the Exchange Act. THE FINANCIAL STATEMENTS IN THIS FILING ARE FOR THE PREDECESSOR COMPANY. READERS ARE CAUTIONED THAT THE PREDECESSOR COMPANY IS NO LONGER IN OPERATION AND THE INFORMATION PRESENTED IN THESE FINANCIAL STATEMENTS DOES NOT REFLECT THE CURRENT BUSINESS OF THE COMPANY. SEE "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" BELOW FOR ADDITIONAL DETAILS.

Island Critical Care Corp
(Development Stage Company)
Balance Sheets

                                                           Dec-31        Mar-31
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
--------------------------------------------------------------------------------

Stockholders' (Deficit) Equity
Common stock, $.001 par value, authorized
   50,000,000 shares, issued and outstanding
   23,625,812 and 32,900,812 shares                        32,356        32,356
Capital in excess of par value                          1,781,820     1,781,820
Accumulated deficit                                    (1,814,176)   (1,998,466)
Accumulated comprehensive income (loss)                         -       (12,372)
--------------------------------------------------------------------------------
   Total stockholders' deficit                                  -      (196,662)
--------------------------------------------------------------------------------
   Total liabilities and stockholders' deficit         $        -   $     82,093
--------------------------------------------------------------------------------

Island Critical Care Corp
(Development Stage Company)
Statements of Operations

                                          Predecessor  Predecessor  Predecessor Predecessor
                                              Company      Company      Company     Company
                                         Three months Three months  Nine months Nine months
                                                ended        ended        ended       ended
                                               Dec 31       Dec 31       Dec 31      Dec 31
                                                 2003         2002         2003        2002
--------------------------------------------------------------------------------------------
REVENUE                                    $        -  $    21,923  $    24,807 $    50,652
   Cost of sales                                    -       15,354       20,445      36,321
--------------------------------------------------------------------------------------------
Gross profit                                        -        6,569        4,362      14,331
--------------------------------------------------------------------------------------------

Administrative                                      -       87,981       11,757      29,195
Depreciation                                        -        9,616       16,967     627,253
--------------------------------------------------------------------------------------------
                                                    -       97,597       28,724     656,448
--------------------------------------------------------------------------------------------

------------------------------------
Income (loss) from operations before
other income and expenses                           -      (91,028)     (24,362)   (642,117)
------------------------------------

Other Income and Expenses
Government Grants                                   -          (39)           0      15,123
Interest income                                     -          101            -           -
Loss from valuation adjustment                      -            -      230,490           -
Interest expense                                    -            -          (99)    (32,025)
--------------------------------------------------------------------------------------------
Income (loss) from operations                       -      (90,966)     206,029    (659,019)
--------------------------------------------------------------------------------------------

Other Comprehensive Income
Foreign currency translation adjustment             -       (6,674)      (9,367)    (29,930)
--------------------------------------------------------------------------------------------
Net Comphrehensive income                           -      (97,640)     196,662    (688,949)
============================================================================================

Net income (loss) per share - basic        $        -  $     (0.01) $      0.01 $     (0.02)
--------------------------------------------------------------------------------------------

Basic weighted average number of shares
   of common stock outstanding             32,355,812   32,355,812   32,355,812  32,355,812
--------------------------------------------------------------------------------------------

Island Critical Care Corp
(Development Stage Company)
Statements of Cash Flows

                                                      Predecessor    Predecessor
                                                          Company        Company
                                                       Nine month    Nine months
                                                            ended          ended
                                                           Dec-31         Dec-31
                                                             2003           2002
--------------------------------------------------------------------------------
 Cash flows from operating activities
 Net (loss) income                                        206,029      (659,019)
 Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Depreciation and amortization                          16,967        29,195
 Issuance of common stock for services                       --         314,930
 Gain on disposal of assets                              (230,490)         --
 Contribution to capital - expenses
 Changes in assets and liabilities:
    Changes in accounts receivable                         10,290         8,281
    Inventories                                            17,893         9,797
    Prepaid expenses and other current assets               4,157        15,577
     Accounts payable                                     (38,273)      247,216
--------------------------------------------------------------------------------
 Net Change in Cash from Operations                       (13,427)      (34,023)
--------------------------------------------------------------------------------

 Cash flows from investing activities
 Purchase of equipment                                    302,997          --

 Cash Flows From Financing Activities
   Proceeds from increase of debt                        (264,842)       45,197

 Exchange Rate Adjustment                                 (29,420)       (9,307)

 Net Change in Cash                                        (4,692)        1,867
 Cash at beginning of period                                4,692          --
--------------------------------------------------------------------------------
 Cash at end of period                                       --           1,867
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