Form 10KSB
period 2004-03-31
ISLAND CRITICAL CARE CORP
filed 2004-08-24
CIK 1109553

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended March 31, 2004.
                                              --------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company experienced a net income in the amount of $196,662 for the fiscal year ended March 31, 2004.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2004, was 32,355,812 shares, held by approximately 780 stockholders.

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

In this form 10KSB, references to the "Company," "we," "us," and "our" refer to Island Critical Care Corp.


                           ISLAND CRITICAL CARE CORP.

                                   Form 10-KSB
                    For the Fiscal Year Ended March 31, 2004

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters ........6

Item 6.  Management's Discussion and Analysis or Plan of Operation .......7

Item 7.  Financial statements ............................................9

Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure .......................................17

Item 8A. Controls and Procedures.........................................17

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act ..............18

Item 10. Executive Compensation .........................................18

Item 11. Security Ownership of Certain Beneficial Owners and
         Management......................................................19

Item 12. Certain Relationships and Related Transactions .................19

Item 13. Exhibits and Reports on Form 8-K ...............................19

Item 14. Principal Accountant Fees and Services..........................20


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

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information


PREDECESSOR COMPANY

The Company's common stock was originally listed on the Over the Counter Bulletin Board ("OTC-BB") as 2001. The Company's stock was delisted to the Pinks Sheets in July 2003 for not filing its March 31, 2003 10K on a timely basis.

SUCCESSOR COMPANY

The Company's stock is currently quoted on the Pink Sheets under the symbol ILCC. The Company's trading ranges by quarter for fiscal 2002 and 2003 were as follows:

                                               High              Low

Fiscal 2003
         First Quarter                    $     0.021       $    0.084
         Second Quarter                   $     0.003       $    0.04
         Third Quarter                    $     0.001       $    0.01
         Fourth Quarter                   $     0.0005      $    0.005

Fiscal 2004
         First Quarter                    $     0.0005      $    0.005
         Second Quarter                   $     0.0005      $    0.01
         Third Quarter                    $     0.001       $    0.01
         Fourth Quarter                   $     0.001       $    0.005


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


Board of Directors
Island Critical Care Corp.
Toronto, Ontario, Canada

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Island Critical Care Corp. (development stage company) at March 31, 2004, and the related statement of operations, stockholders' equity, and cash flows for the years ended March 31, 2004 and 2003 and the period April 1, 2003 (date of inception of development stage) to March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Island Critical Care Corp. at March 31, 2004, and the related statement of operations, and cash flows for the years ended March 31, 2004 and 2003 and the period April 1, 2003 (date of inception of development stage) to March 31, 2004, in conformity with accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for any planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         s\ Madsen & Associates, CPA's Inc.
Salt Lake City, Utah,
August 10, 2004

                           ISLAND CRITICAL CARE CORP.
                           (Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2004

--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS

   Cash
                                                                    $      --
                                                                    -----------

           Total Current Assets                                     $      --
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES

    Accounts payable                                                $      --
                                                                    -----------

           Total Current Liabilities                                       --
                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)

   Common stock

        50,000,000 shares authorized, at $0.001 par value;
        32,355,812 shares issued and outstanding                         32,356
    Capital in excess of par value                                    1,781,820
    Deficit accumulated  from inception - note 1                     (1,814,176)
                                                                    -----------

         Total  Stockholders'  Equity (Deficiency)                  $      --
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                                ISLAND CRITICAL CARE CORP.
                                (Development Stage Company)
                                  STATEMENT OF OPERATIONS
                      For the Years Ended March 31, 2004 and 2003 and
                      the Period April 1, 2003 (Date of Inception of
                           Development Stage) to March 31, 2004

-----------------------------------------------------------------------------------------

                                                   Mar 31,       Mar 31,   Apr 1, 2003 to
                                                    2004           2003      Mar 31, 2004
                                                -----------    -----------    -----------
REVENUES                                        $    24,708    $    71,617    $    24,708
COST OF SALES                                        20,346         48,043         20,346
                                                -----------    -----------    -----------
                                                      4,362         23,574          4,362
                                                -----------    -----------    -----------
EXPENSES

   Administrative                                    11,757        677,125         11,757
   Depreciation and amortization                     16,967         41,947         16,967

                                                -----------    -----------    -----------
                                                     28,724        719,072         28,724
                                                -----------    -----------    -----------
NET LOSS FROM OPERATIONS -
    before other income and expenses                (24,362)      (695,498)       (24,362)

OTHER INCOME AND EXPENSES

   Gain on settlement of debt from bankruptcy          --        2,152,827           --
   Government grants                                   --           15,251           --
   Gain on disposal of assets                       230,490           --          230,490
   Loss from valuation adjustment of assets            --          (99,195)          --
   Interest expense                                     (99)       (32,416)           (99)

                                                -----------    -----------    -----------

NET INCOME -  from operations                       206,029      1,340,969        206,029

OTHER COMPREHENSIVE INCOME

   Foreign currency translation adjustment           (9,367)       (70,561)        (9,367)

                                                -----------    -----------    -----------
NET COMPREHENSIVE INCOME                        $   196,662    $ 1,270,408    $   196,662
                                                ===========    ===========    ===========



NET PROFIT (LOSS) PER COMMON SHARE
   Basic and diluted                            $       .01    $       .04
                                                -----------    -----------

WEIGHTED AVERAGE OF OUTSTANDING
      COMMON SHARES -  (stated in 1,000's)
     Basic                                          32,356         32,356
                                                -----------    -----------


        The accompanying notes are an integral part of these financial statements.

                                           -11-

                                               ISLAND CRITICAL CARE CORP.
                                               (Development Stage Company)
                                            STATEMENT OF STOCKHOLDERS' EQUITY
                               Period April 21, 1998 (Date of Inception) to March 31, 2004

-----------------------------------------------------------------------------------------------------------------------

                                                                              Capital in                    Accumulated
                                                       Common Stock           Excess Over                  Comprehensive
                                                       ------------

                                                   Shares        Amount        Par Value       Deficit      Income(Loss)
                                                 -----------   -----------    -----------    -----------    -----------
Balance April 21, 1998                           $      --     $      --      $      --      $      --     $      --
Issuance of common stock for cash -
 organization of Canadian Company                 10,164,398        10,164         (4,000)          --            --
Net operating loss for the period                       --            --             --             --            --
   ended March 31,1999                                  --            --             --         (56,941)          --
Issuance of common stock for cash -
   net of offering costs of $249,835               2,988,098         2,988        860,668           --             --
Issuance of common stock for stock
   subscriptions                                     876,000           876           (876)          --             --
Issuance of common stock for services              1,000,000         1,000         (1,000)

                                                 -----------   -----------    -----------    -----------    -----------

Balance After Recapitalization                    15,028,496        15,028        854,792        (56,941)          --

Acquisition of Florida Company                          --            --         (150,000)          --             --
Issuance of common stock for merger
   with Island Critical Care Corp - Florida        3,072,504         3,073         (3,073)          --             --
Net operating loss for the year ended
   March 31, 2000                                       --            --              --        (378,887)        (4,896)

Contributions to capital                                --            --          183,920           --             --
Net operating income (loss) for the year ended
   March 31, 2001                                       --            --             --       (1,185,531)        24,005
Contributions to capital                                --            --          107,397           --             --
Issuance of common stock for stock options            50,000            50          6,221           --             --
Issuance of common stock for services              5,773,500         5,774        329,571           --             --
Issuance of common stock for payment of debt         601,312           601        145,892           --             --
Net operating income (loss) for the year
   ended March 31, 2002                                 --            --            --       (1,718,076)        39,080
Issuance of common stock for services              7,280,000         7,280        286,128           --             --
Issuance of common stock for services -
    employees                                        550,000           550         20,972           --             --
Net operating income (loss) for the year
   ended March 31, 2003                                 --            --             --        1,340,969        (70,561)
Net operating income (loss) for the year
   ended March 31, 2004                                 --            --             --          206,029         (9,367)
Adjust accumulated comprehensive income (loss)          --            --             --          (21,739)        21,739
                                                 -----------   -----------    -----------    -----------    -----------
Balance March 31, 2004                            32,355,812   $    32,356    $ 1,781,820    $(1,814,176)   $      --
                                                 ===========   ===========    ===========    ===========    ===========

                       The accompanying notes are an integral part of these financial statements.

                                                          -12-

                                   ISLAND CRITICAL CARE CORP.
                                  (Development Stage Company)
                                    STATEMENT OF CASH FLOWS
                          For the Years Ended March 31, 2004 and 2003
                       and the Period April 1, 2003 (Date of Inception of
                              Development Stage) to March 31, 2004

----------------------------------------------------------------------------------------------


                                                      Mar 31,       Mar 31,     Apr 1, 2003 to
                                                       2004           2003       Mar 31, 2004
                                                   -----------    -----------    ------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net profit (loss)                               $   206,029    $ 1,340,969    $   206,029
   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

           Gain on sale of assets                     (230,490)          --         (230,490)
           Depreciation and amortization                16,967         41,947         16,967
           Issuance of common stock for services          --          314,930           --
           Change in assets and liabilities
              Changes in accounts receivables           10,290         16,647         10,290
              Inventory                                 17,893         13,209         17,893
             Prepaid expenses                            4,157         16,475          4,157
              Accounts payable                         (38,273)      (705,799)       (38,273)

                                                   -----------    -----------    -----------
             Net Change in Cash From Operations        (13,427)     1,038,378        (13,427)
                                                   -----------    -----------    -----------


CASH FLOWS FROM INVESTING
   ACTIVITIES
         Proceeds from sale of assets                  302,997        204,839        302,997
                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Payment on debt                              (264,842)    (1,221,413)      (264,842)
                                                   -----------    -----------    -----------

EXCHANGE RATE ADJUSTMENT                               (29,420)       (17,112)       (29,420)
                                                   -----------    -----------    -----------

   Net Change in Cash                                   (4,692)         4,692         (4,692)
   Cash at Beginning of Period                           4,692           --            4,692
                                                   -----------    -----------    -----------
   Cash at End of Period                           $      --      $     4,692    $      --
                                                   ===========    ===========    ===========


          The accompanying notes are an integral part of these financial statements.

                                              -13-

                           ISLAND CRITICAL CARE CORP.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENT
                                 March 31, 2004

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

The Company is considered to be in the development stage from inception.

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

                           ISLAND CRITICAL CARE CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004

--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

                           ISLAND CRITICAL CARE CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004

--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

4.  GOING CONCERN

The company will need working capital for its future planned activity, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. The management of the Company has developed a strategy, which it believes will accomplish this objective, through short term loans, and equity funding, which will enable the Company to operate for the coming year.

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

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with enerally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

B.   Directors and Executive Officers

 Name                       Age    Title
---------------------       ---    ----------------------------
Marc Juliar                 26     President, CFO and Chairman
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

ITEM 10. EXECUTIVE COMPENSATION.

            The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the year ended March 31, 2004


Summary Compensation Table

Name and Principal                                   All Other
Position                   Year     Salary          Compensation
------------------         ----     ------          -------------

Marc Juliar                2004       $0                 $0



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

/s/ Marc Juliar
-------------------------------------
Marc Juliar
President and Chief Financial Officer