Form 10QSB
period 2004-06-30
ISLAND CRITICAL CARE CORP
filed 2004-08-27
CIK 1109553

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                                 -------------

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

     As of June 30, 2004, the Registrant had approximately 47,900,812 shares of Common Stock, $.001 par value per share outstanding.

                           ISLAND CRITICAL CARE CORP.
                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION ............................................... 4

ITEM 1.  FINANCIAL STATEMENTS

   Condensed Consolidated Balance Sheets as of June 30, 2004
   (unaudited) and March 31, 2004 ............................................ 5

   Condensed Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2004 and 2003 ................................. 6

   Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended June 30, 2004 and 2003 .................................. 7

   Notes to Condensed Consolidated Financial Statements ...................... 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION ................................................. 10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISKS ................................................ 11

ITEM 4.  CONTROLS AND PROCEDURES ............................................ 11

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS .................................................. 12

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .......................... 12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .................................... 12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ................................... 12

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

ISLAND CRITICAL CARE, CORP.
(Development Stage Company)
BALANCE SHEETS

                                                          Jun-30        Mar-31
                                                            2004          2004
                                                     -----------    -----------
ASSETS

CURRENT ASSETS
   Cash                                              $      --      $      --

                                                     -----------    -----------
      Total Assets                                                  $      --
                                                     ===========    ===========

LIABILTIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                        8,548           --

                                                     -----------    -----------
      Total Current Liabilities                            8,548           --
                                                     -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock
      50,000,000 shares authorized, at $0.001
      par value; June 30, 2004 - 47,900,812,
      March 31, 2004 - 32,900,812 shares issued
      and outstanding                                     32,356         32,356
   Capital in excess of par value                      1,807,120      1,781,820
   Deficit accumulated during the development stage   (1,848,024)    (1,814,176)

                                                     -----------    -----------
      Total Stockholders' Equity (Deficit)                (8,548)          --
                                                     -----------    -----------

                                                     -----------    -----------
                                                     $      --      $      --
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

ISLAND CRITICAL CARE, CORP.
(Development Stage Company)
STATEMENTS OF OPERATIONS

                                               Three Months   Three Months  April 1, 2003 to
                                              June 30, 2004  June 30, 2003   June 30, 2004
REVENUES                                      $       --      $     14,676    $     24,708
  Cost of Sales                               $       --      $     12,049    $     20,346
Gross Profit                                          --             2,627           4,362

EXPENSES
   Administrative                                    8,848           6,875          20,605
   Depreciation                                       --            10,112          16,967
                                              --------------------------------------------
                                                     8,848          16,987          37,572
                                              --------------------------------------------

NET LOSS - before other income and expenses         (8,848)        (14,360)        (33,210)

   Other Income (Expenses)                                                            --
      Interest Expense                                --               (99)            (99)
    Write off of Goodwill - See note 2             (25,000)           --           (25,000)
    Gain on disposal of assets                        --              --           230,490
NET LOSS                                           (33,848)        (14,459)        172,181

Other Comprehensive Income

Foreign currency translation adjustment               --           (19,631)           --

                                              --------------------------------------------
NET LOSS                                      $    (33,848)   $    (34,090)   $    172,181
                                              ============================================

NET LOSS PER COMMON SHARE
   Basic                                      $      (0.00)   $      (0.00)

AVERAGE OUTSTANDING SHARES
   Basic                                        47,900,812      32,900,812

         The accompanying notes are an integral part of these financial statements.


                                             -6-

ISLAND CRITICAL CARE, CORP.
(Development Stage Company)
STATEMENTS OF CASH FLOWS

                                                  Three Months   Three Months  April 1, 2004 to
                                                 June 30, 2004   June 30, 2003  June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                        $ (33,848)     $ (34,090)     $ 172,181
   Adjustments to reconcile net loss to net cash
      provided by operating activities
        Contributions to capital - expenses           25,300            300         25,300
        Gain on sale of assets                           --              --       (230,490)
        Depreciation and amortizaion                                 10,112         16,967
        Issuance of common stock for services                            --             --
   Changes in assets and liabilities
       Changes in accounts recievable                                 3,143         10,290
       Inventory                                                        --          17,893
      Prepaid expenses                                                  --           4,157
       Changes in accounts payable                     8,548            552        (29,725)
                                                   ----------------------------------------
   Net Decrease in Cash from Operations                  --         (19,983)       (13,427)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of assets                         --             --         302,997

CASH FLOWS FROM FINANCING ACTIVITIES
    Payment on debt                                      --             --        (264,842)

Exchange Rate Adjustment                                             19,631        (29,420)

   Net Increase (Decrease) in Cash                       --            (352)        (4,692)
   Cash at Beginning of Period                           --           6,952          4,692
                                                   ---------------------------------------
   Cash at End of Period                           $     --       $   6,600      $     --
                                                   =======================================


           The accompanying notes are an integral part of these financial statements.

ISLAND CRITICAL CARE CORP.
NOTES TO  FINANCIAL STATEMENTS

1.   BUSINESS

Island Critical Care Corp. (the "Company") is a company that intends to look for projects in the oil and gas business.

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

Income Taxes
------------

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Goodwill
--------

The Company has adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". On April 7, 2004, the Company assigned the $25,000 purchase price for 15,000,000 common shares as goodwill to its sole reporting unit. At the same time, the Company conducted an impairment test and determined that the goodwill balance was fully impaired due to uncertainty with regard to future cash flows, a general lack of financial resources, and items described in note 5 below. In accordance with this impairment, the Company wrote off the entire goodwill balance against earnings.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

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

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

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

4.   GOING CONCERN

The Company intends to seek a business opportunity that may provide a profit, however, the Company does not have the working capital necessary to be successful in this effort and to service its debt.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short term related party loans and long term financing which will enable the Company to operate for the coming year.


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

OFFICES

Administrative operations are conducted from the offices used by Mr. Juliar in Toronto, Canada. We expect to operate for as long as possible from these offices to minimize operating expenses. We do not currently pay rent for these offices and do not anticipate paying rent any such offices in the near future. Our operations do not currently require office or laboratory space to meet our objectives, and therefore administration from these offices is sufficient. At some point in the future, as may be necessary to implement and carry our plans to engage in the oil and gas business, we may require additional office space requiring rental expense, but we do not anticipate any such need during the next six to nine months. We will however, incur common office operating expenses such as telephone, office supplies, postage, etc.

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

EXHIBITS

     31.1 - Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 - Certification of Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 - Certification of President and Chief Financial Officer Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

On April 26, 2004 we filed a current report under section 1,2,3,4,5,6 7,8, and 9 regarding the emergence from bankruptcy, change of control, change of directors and change of auditors.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ISLAND CRITICAL CARE CORP.
                              (Registrant)


Dated: August 27, 2004    By: /s/  Marc Juliar
                             -------------------
                              Marc Juliar
                              President, CFO and Sole Director