Form 10QSB
period 2004-09-30
ISLAND CRITICAL CARE CORP
filed 2004-10-04
CIK 1109553

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004
                                                 ------------------

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

     As of September 30, 2004, the Registrant had approximately 47,900,812 shares of Common Stock, $.001 par value per share outstanding.

                           ISLAND CRITICAL CARE CORP.
                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION ............................................... 4

ITEM 1.  FINANCIAL STATEMENTS

   Condensed Consolidated Balance Sheets as of September 30, 2004
   (unaudited) and March 31, 2004 ............................................ 5

   Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2004 and 2003 ............................ 6

   Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended September 30, 2004 and 2003 .............................. 7

   Notes to Condensed Consolidated Financial Statements ...................... 8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION ................................................. 10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISKS ................................................ 12

ITEM 4.  CONTROLS AND PROCEDURES ............................................ 12

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

As a result of the Bankruptcy Action, the Registrant was unable to file quarterly reports for the year end March 31, 2002 and for the year end including the quarters March 31, 2003 and March 31, 2004 with the Securities and Exchange Commission on a timely basis as required under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These reports have now been filed with the Securities and Exchange Commission.

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

ISLAND CRITICAL CARE, CORP.
(Development Stage Company)
BALANCE SHEETS

                                                      September 30,    March 31,
                                                          2004           2004
ASSETS

CURRENT ASSETS
   Cash                                              $      --      $      --

                                                     --------------------------
      Total Assets                                   $      --      $      --
                                                     ==========================

LIABILTIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                       24,606           --

                                                     --------------------------
      Total Current Liabilities                           24,606           --
                                                     --------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock
      50,000,000 shares authorized, at $0.001
      par value; Sept 30, 2004 - 47,900,812,
      March 31, 2004 - 32,900,812
      shares issued and outstanding                       32,356         32,356
   Capital in excess of par value                      1,807,420      1,781,820
   Deficit accumulated during the development stage   (1,864,382)    (1,814,176)

                                                     --------------------------
      Total Stockholders' Equity (Deficit)               (24,606)          --
                                                     --------------------------

                                                     --------------------------
      Total Assets                                   $      --      $      --
                                                     ==========================

The accompanying notes are an integral part of these financial statements.

ISLAND CRITICAL CARE, CORP.
(Development Stage Company)
STATEMENTS OF OPERATIONS

                                           Six Months      Six Months     Three Months     Three Months     April 1, 2003 to
                                          September 30,   September 30,   September 30,    September 30,      September 30,
                                              2004            2003            2004             2003                2004
                                              ----            ----            ----             ----                ----
REVENUES                                $       --      $     24,807    $       --      $     10,131        $     24,708
  Cost of Sales                         $       --      $     20,445    $       --      $      8,396        $     20,346
                                        ---------------------------------------------------------------------------------
Gross Profit                                    --             4,362            --             1,735               4,362

EXPENSES
   Administrative                             25,206          11,757          16,058           4,882              36,963
   Depreciation                                 --            16,967            --             6,885              16,967
                                        ---------------------------------------------------------------------------------
                                              25,206          28,724          16,058          11,767              53,930
                                        ---------------------------------------------------------------------------------

NET LOSS - before other income
           and expenses                      (25,206)        (24,362)        (16,058)        (10,032)            (49,568)

   Other Income (Expenses)                                                                                           --
      Interest Expense                          --               (99)           --              --                   (99)
    Write off of Goodwill - See note 2       (25,000)                           --              --               (25,000)
    Gain on disposal of assets                  --           230,490            --           230,490             230,490
                                        ---------------------------------------------------------------------------------
NET Profit (Loss)                            (50,206)        206,029         (16,058)        220,458             155,823

Other Comprehensive Income                                                                      --                   --

Foreign currency translation adjustment         --            (9,367)           --            10,264              (9,367)

                                        ---------------------------------------------------------------------------------
Net Profit (Loss)                       $    (50,206)   $    196,662    $    (16,058)   $    230,722        $    146,456
                                        =================================================================================

NET LOSS PER COMMON SHARE
   Basic                                $      (0.00)   $      (0.01)   $      (0.00)   $       0.01

AVERAGE OUTSTANDING SHARES
   Basic                                  47,900,812      32,355,812      47,900,812      32,900,812

The accompanying notes are an integral part of these financial statements.

ISLAND CRITICAL CARE, CORP.
(Development Stage Company)
STATEMENTS OF CASH FLOWS

                                                       Six Months         Six Months      April 1, 2004 to
                                                   September 30,2004  September 30,2003  September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Profit (Loss)                                  $ (50,206)          $ 206,029           $ 155,823
   Adjustments to reconcile net loss to net cash
      provided by operating activities
        Contributions to capital - expenses              25,600                --                25,600
        Gain on sale of assets                             --              (230,490)           (230,490)
        Depreciation and amortizaion                       --                16,967              16,967
        Issuance of common stock for services              --                  --                  --
   Changes in assets and liabilities
       Changes in accounts recievable                      --                10,290              10,290
       Inventory                                           --                17,893              17,893
      Prepaid expenses                                     --                 4,157               4,157
       Changes in accounts payable                       24,606             (38,273)             13,667
                                                   --------------------------------------------------------
   Net Decrease in Cash from Operations                    --               (13,427)            (13,427)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of assets                           --               302,997             302,997

CASH FLOWS FROM FINANCING ACTIVITIES
    Payment on debt                                        --              (264,842)           (264,842)

Exchange Rate Adjustment                                                    (29,420)            (29,420)

                                                   --------------------------------------------------------
   Net Increase (Decrease) in Cash                         --                (4,692)             (4,692)
   Cash at Beginning of Period                             --                 4,692               4,692
                                                   --------------------------------------------------------
   Cash at End of Period                              $    --             $    --             $    --
                                                   ========================================================

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

5.   GOING CONCERN

The Company intends to seek a business opportunity that may provide a profit, however, the Company does not have the working capital necessary to be successful in this effort and to service its debt.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short term loans from shareholders of the Company and long term financing which will enable the Company to operate for the coming year.


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

..


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ISLAND CRITICAL CARE CORP.
                                           (Registrant)


Dated: October 4, 2004                  By: /s/  Marc Juliar
                                           -------------------
                                           Marc Juliar
                                           President, CFO and Sole Director