Form 10KSB
period 2004-12-31
KODIAK ENERGY, INC.
filed 2005-01-27
CIK 1109553

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the fiscal year ended December 31, 2004.

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               Commission file number 333-38558

            Kodiak Energy, Inc. (formerly Island Critical Care, Corp.
           ----------------------------------------------------------
                 (Name of small business issuer in its charter)


                   Delaware                            65-0967706
         ------------------------------            ------------------
         State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization             Identification No.)



             31 Walmer Rd Suite 6 Toronto, On             M5R 2W7
         ----------------------------------------        ---------
         (Address of principal executive offices)        (Zip Code)

                    Issuer's telephone number (416) 928-3095

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company experienced a net loss in the amount of $62,613 for the fiscal year ended December 31, 2004.

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2004, was 474,028 shares, held by approximately 780 stockholders.

Documents incorporated herein by reference: None.

Transitional Small Business Disclosure Format: Yes [ ]; No [x ].
This form 10KSB contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. Such assumptions are indicated by terminology such as, "believes," "it appears," "the Company is informed," and the like, while such forward-looking statements are indicated by terminology such as, "plans," "intends," and similar words which refer to future conditions. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward looking statements as a result of risk factors set forth in this Form 10KSB.

In this form 10KSB, references to the "Company," "we," "us," and "our" refer to Island Critical Care Corp.




                           ISLAND CRITICAL CARE CORP.

                                   Form 10-KSB
                   For the Fiscal Year Ended December 31, 2004

                                TABLE OF CONTENTS


PART 1

Item 1.  Description of business ..........................................3

Item 2.  Description of Property ..........................................5

Item 3.  Legal Proceedings ................................................5

Item 4.  Submission of Matters to a Vote of Security Holders ..............5

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters .........5

Item 6.  Management's Discussion and Analysis or Plan of Operation ........6

Item 7.  Financial statements .............................................8

Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure ........................................16

Item 8A. Controls and Procedures..........................................16

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act ...............16

Item 10. Executive Compensation ..........................................17

Item 11. Security Ownership of Certain Beneficial Owners and
         Management.......................................................17

Item 12. Certain Relationships and Related Transactions ..................17

Item 13. Exhibits and Reports on Form 8-K ................................18

Item 14. Principal Accountants Fees and Services..........................18

Part 1

ITEM 1. DESCRIPTION OF BUSINESS

We were incorporated in Delaware on December 15, 1999. On December 22, 1999 we merged with Island Critical Care Corp., an inactive Florida corporation. The purpose of this merger was to effect a change in the domicile of the Florida Corporation to Delaware. Island Critical Care Corp. (a Florida corporation), was originally incorporated on March 15, 1996 under the name 9974 Holdings Inc., and subsequently changed its name from 9974 Holdings Inc. to Ontario Midwestern Railway Co. Inc, and finally the Florida Corporation's name was changed to Midwestern Railway Co. Inc. All three changes in name of the Florida Corporation were completed prior to its merger with the Delaware Corporation. On January 13, 2000, we merged with Island Critical Care Corporation, an Ontario Corporation. On December 27, 2004 we changed our name from Island Critical Care to Kodiak Energy, Inc.

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


Employees
Island Critical Care had one part time employee as of December 31, 2004. We expect to hire from time to time, independent consultants and contractors during the stages of implementing our business plan.

ITEM 3. LEGAL PROCEEDINGS.

        The Company is not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 27, 2004, the company held an annual meeting of the shareholders to vote on certain matters. At the meeting Marc Juliar was elected as director to serve until the next annual meeting of the shareholders of the company.

The company also changed its name from Island Critical Care to Kodiak Engery, Inc. The votes for this action were 25,641,821 for, 73,500 against and no abstaining votes. The shareholders of the company voted in favor of a one for one reverse split of the company's common stock. The votes were as follows, 25,502,154 for, 213,167 against and no abstaining votes. The shareholders of the corporation voted in favor of amending the company's articles of incorporation to increase the authorized number of common shares to 100,000,000. The votes were as follows, 25,391,154 for, 319,167 against and 5,000 abstaining.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

PREDECESSOR COMPANY

The Company's common stock was originally listed on the Over the Counter Bulletin Board ("OTC-BB") as 2001. The Company's stock was delisted to the Pinks Sheets in July 2003 for not filing its March 31, 2003 10K on a timely basis.

SUCCESSOR COMPANY

The Company's stock is currently quoted on the Pink Sheets under the symbol ILCC. The Company's trading ranges by quarter for fiscal 2004 and 2005 were as follows:

                                           High             Low

Year end March 31,2004
         First Quarter                    $0.0005          $0.005
         Second Quarter                   $0.0005          $0.01
         Third Quarter                    $0.001           $0.01
         Fourth Quarter                   $0.001           $0.005

Year end Dec 31, 2004
         First Quarter                    $ .011           $ .005
         Second Quarter                   $ .03            $ .006
         Third Quarter                    $ .02            $ .0065

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

RECENT SALES OF UNREGISTERED SECURITIES

On April 7, 2004, the Company issued 15 million shares of common stock to Mr. Marc Juliar pursuant to the Bankruptcy Order. For financial statement purposes, the Company has shown 47,900,812 shares of common stock issued and outstanding. As at December 31, 2003 there were 33,355,812 shares of common stock issued and outstanding.

Holders

     As of December 31, 2004, there were approximately 780 holders of record of our common stock.

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

ITEM 7.  FINANCIAL STATEMENTS


MADSEN & ASSOCIATES, CPA's Inc.                        684 East Vine St, Suite 3
-----------------------------------------------------         Murray, Utah 84107
Certified Public Accountants and Business Consultants     Telephone 801 268-2632
                                                                Fax 801-262-3978

Board of Directors
Kodiak Energy, Inc.
Toronto, Ontario, Canada

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Kodiak Energy, Inc. (development stage company) at December 31, 2004, and the related statement of operations, stockholders' equity, and cash flows for the nine months ended December 31, 2004 and the years ended March 31, 2004 and 2003 and the period April 1, 2003 (date of inception of development stage) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kodiak Energy, Inc. at December 31, 2004, and the related statement of operations, and cash flows for the nine months ended December 31, 2004 and the years ended March 31, 2004 and 2003 and the period April 1, 2003 (date of inception of development stage) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for any planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           s\ Madsen & Associates, CPA's Inc.
Salt Lake City, Utah,
January 25, 2005

                               KODIAK ENERGY, INC.
                           (Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2004

--------------------------------------------------------------------------------


ASSETS
CURRENT ASSETS

   Cash                                                             $      --
                                                                    -----------

           Total Current Assets                                     $      --
                                                                    ===========





LIABILITIES AND STOCKHOLDERS'  DEFICIENCY
CURRENT LIABILITIES

    Accounts payable - related parties                              $    36,713
                                                                    -----------

           Total Current Liabilities                                     36,713
                                                                    -----------


STOCKHOLDERS'  DEFICIENCY

   Common stock

        100,000,000 shares authorized, at $0.001 par value;
        474,028 shares issued and outstanding                               474
    Capital in excess of par value                                    1,839,602
     Accumulated deficit  - note 1                                   (1,876,789)
                                                                    -----------

         Total  Stockholders'  Deficiency                           $   (36,713)
                                                                    ===========






   The accompanying notes are an integral part of these financial statements.

                                           KODIAK ENERGY, INC.
                                       (Development Stage Company)
                                         STATEMENT OF OPERATIONS
                     For the Nine Months Ended December 31, 2004 and the Years Ended
                           March 31, 2004 and 2003 and the Period April 1, 2003
                      (Date of Inception of Development Stage) to December 31, 2004

---------------------------------------------------------------------------------------------------------

                                                Dec 31,        Mar 31,        Mar 31,     Apr 1, 2003 to
                                                 2004           2004           2003       Dec  31, 2004
                                              -----------    -----------    -----------   --------------
REVENUES                                             --      $    24,708    $    71,617    $    24,708
COST OF SALES                                        --           20,346         48,043         20,346
                                                             -----------    -----------    -----------
                                                                   4,362         23,574          4,362
                                                             -----------    -----------    -----------
EXPENSES

 Administrative                                    37,613         11,757        677,125         49,370
 Depreciation and amortization                                    16,967         41,947         16,967
                                              -----------    -----------    -----------    -----------
                                                   37,613         28,724        719,072         66,337
                                              -----------    -----------    -----------    -----------
NET LOSS FROM OPERATIONS -
 before other income and expenses                 (37,613)       (24,362)      (695,498)       (61,975)

OTHER INCOME AND EXPENSES

 Gain on settlement of debt from bankruptcy                         --        2,152,827           --
 Government grants                                                  --           15,251           --
 Gain on disposal of assets                                      230,490           --          230,490
 Loss from valuation adjustment of assets         (25,000)          --          (99,195)       (25,000)
 Interest expense                                                    (99)       (32,416)           (99)

                                              -----------    -----------    -----------    -----------

NET INCOME -  from operations                     (62,613)       206,029      1,340,969    $   143,416
                                                                                           ===========

OTHER COMPREHENSIVE INCOME

 Foreign currency translation adjustment                          (9,367)       (70,561)

NET COMPREHENSIVE INCOME                      $   (62,613)   $   196,662    $ 1,270,408
                                              ===========    ===========    ===========



NET PROFIT (LOSS) PER COMMON SHARE
 Basic and diluted                            $      (.13)   $       .64    $      4.14
                                              -----------    -----------    -----------

WEIGHTED AVERAGE OF OUTSTANDING
  COMMON SHARES -  (stated in 1,000's)
 Basic                                                474            324            324
                                              -----------    -----------    -----------



                The accompanying notes are an integral part of these financial statements.


                                                   -10-

                                                 KODIAK ENERGY, INC.
                                             (Development Stage Company)
                                          STATEMENT OF STOCKHOLDERS' EQUITY
                           Period April 21, 1998 (Date of Inception) to December 31, 2004

--------------------------------------------------------------------------------------------------------------------

                                                                        Capital in                    Accumulated
                                                  Common Stock          Excess Over                   Comprehensive
                                               Shares      Amount       Par Value        Deficit      Income(Loss)
                                               ------    -----------    -----------    -----------    -----------
Balance April 21, 1998                            --     $      --      $      --      $      --      $      --
Issuance of common stock for cash -
    organization of Canadian Company           101,745           102          6,062           --
Net operating loss for the period                               --             --             --             --
   ended March 31,1999                            --            --             --          (56,941)          --
Issuance of common stock for cash -
   net of offering costs of $249,835            29,911            30        863,626           --             --
Issuance of common stock for stock
   subscriptions                                 8,769             8             (8)          --             --
Issuance of common stock for services           10,010            10            (10)
                                               -------   -----------    -----------    -----------
Balance After Recapitalization                 150,435           150        869,670        (56,941)          --
Acquisition of Florida Company                    --            --         (150,000)          --             --
Issuance of common stock for merger
   with Island Critical Care Corp - Florida     30,774            31            (31)          --             --
Net operating loss for the year ended
   March 31, 2000                                 --            --             --         (378,887)        (4,896)
Contributions to capital                          --            --          183,920           --             --
Net operating loss for the year ended
   March 31, 2001                                 --            --             --       (1,185,531)        24,005
Contributions to capital                          --            --          107,397           --             --
Issuance of common stock for stock options         500             1          6,270           --             --
Issuance of common stock for services           57,823            58        335,287           --             --
Issuance of common stock for payment of debt     6,019             6        146,487           --             --
Net operating loss for the year
   ended March 31, 2002                           --            --             --       (1,718,076)        39,080
Issuance of common stock for services           78,477            78        314,852           --             --
Net operating income for the year
   ended March 31, 2003                           --            --             --        1,340,969        (70,561)
Net operating income  for the year
   ended March 31, 2004                           --            --             --          206,029         (9,367)
Adjust accumulated comprehensive income (loss)    --            --             --          (21,739)        21,739
                                               -------   -----------    -----------    -----------    -----------
Balance March 31, 2004                         324,028           324      1,813,852     (1,814,176)          --
Issuance of common stock to settle bankruptcy  150,000           150         24,850           --
Contributions to capital                          --            --              900           --
Net operating loss for the nine months
    ended December 31, 2004                       --            --             --          (62,613)
                                               -------   -----------    -----------    -----------
Balance December 31, 2004                      474,028   $       474    $ 1,839,602    $(1,876,789)
                                               =======   ===========    ===========    ===========




                      The accompanying notes are an integral part of these financial statements

                                                        -11-

                                         KODIAK ENERGY, INC.
                                     (Development Stage Company)
                                       STATEMENT OF CASH FLOWS
                         For the Nine Months Ended December 31, 2004 and the
                          Years Ended March 31, 2004 and 2003 and the Period
             April 1, 2003 (Date of Inception of Development Stage) to December 31, 2004

-----------------------------------------------------------------------------------------------------

                                            Dec 31,        Mar 31,        Mar 31,     Apr 1, 2003 to
                                             2004           2004           2003       Dec 31, 2004
                                          -----------    -----------    -----------   --------------
CASH FLOWS FROM

 OPERATING ACTIVITIES
 Net profit (loss)                        $   (62,613)   $   206,029    $ 1,340,969    $   143,416
 Adjustments to reconcile net loss to
   net cash provided by operating
   activities
    Loss from valuation adjustment             25,000           --             --           25,000
    Contributions to capital                      900           --             --              900
    Gain on sale of assets                                  (230,490)          --         (230,490)
    Depreciation and amortization                             16,967         41,947         16,967
    Issuance of common stock for services                       --          314,930           --
    Change in assets and liabilities
     Changes in accounts receivables                          10,290         16,647         10,290
     Inventory                                                17,893         13,209         17,893
     Prepaid expenses                                          4,157         16,475          4,157
     Accounts payable                          36,713        (38,273)      (705,799)        (1,560)
                                          -----------    -----------    -----------    -----------
      Net Change from Operations                 --          (13,427)     1,038,378        (13,427)
                                          -----------    -----------    -----------    -----------


CASH FLOWS FROM INVESTING
 ACTIVITIES
   Proceeds from sale of assets                  --          302,997        204,839        302,997
                                          -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment on debt                               --         (264,842)    (1,221,413)      (264,842)
                                          -----------    -----------    -----------    -----------

EXCHANGE RATE ADJUSTMENT                         --          (29,420)        17,112)       (29,420)
                                          -----------    -----------    -----------    -----------

 Net Change in Cash                              --           (4,692)         4,692         (4,692)
 Cash at Beginning of Period                     --            4,692           --            4,692
                                          -----------    -----------    -----------    -----------
 Cash at End of Period                    $      --      $      --      $     4,692    $      --
                                          ===========    ===========    ===========    ===========





              The accompanying notes are an integral part of these financial statements.


                                                -12-

                               KODIAK ENERGY, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENT
                                December 31, 2004

--------------------------------------------------------------------------------

1.   ORGANIZATION

The Company was incorporated under the laws of the state of Delaware on December 15, 1999 under the name "Island Critical Care, Corp." with authorized common stock of 50,000,000 shares with a par value of $.001. On December 30, 2004 the name was changed to "Kodiak Energy, Inc." and the authorized common stock was increased to 100,000,000 shares with the same par value. On January 17, 2005 the Company completed a reverse common stock split of 100 outstanding shares for one share. This report has been prepared showing post split shares from inception.

The Company was engaged in the development of the manufacture and distribution of medical instrumentation and it became inactive after the bankruptcy outlined below.

The Company is considered to be in the development stage starting April 1, 2003.

Merger
------
On January 13, 2000, the Company acquired all of the outstanding stock of Island Critical Care Corporation, an Ontario, Canada corporation, in a plan of merger in which the Company was the survivor. The terms of the acquisition included the issuance of 150,435 post split shares of the Company. The business combination was accounted for as a recapitalization of the Company, accordingly, the financial statements presented reflect the historical operations of the Canadian Company starting on April 21, 1998, the date of inception of the Canadian Company.

Bankruptcy
----------
On February 5, 2003 the Company filed a petition for bankruptcy in the District of Prince Edward Island, Division No. 01-Prince Edward Island Court No. 1713, Estate No. 51-104460, titled "Island Critical Care Corp.". The Company emerged from bankruptcy pursuant to a Bankruptcy Court Order entered on April 7, 2004 with no remaining assets or liabilities.

The terms of the bankruptcy settlement included the authorization for the issuance of 150,000 post split restricted common shares in exchange for $25,000, which was paid into the bankruptcy court by the recipients of the shares.

Change in Fiscal Year
---------------------
The Company changed its fiscal year end from March 31 to December 31.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

                               KODIAK ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2004

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

                               KODIAK ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2004

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

3.   RELATED PARTY TRANSACTIONS

An officer-director has acquired 32% of the common capital stock issued at the emergence from bankruptcy and has made no interest demand loans to the Company of $36,713.

4.   GOING CONCERN

The company will need working capital for its future planned activity, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in this effort. The management of the Company has developed a strategy, which it believes will accomplish this objective, through additional loans from officers, and equity funding, which will enable the Company to operate for the coming year.

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.
..

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

B.      Directors and Executive Officers

        Name             Age            Title
     -----------        -----    ---------------------
     Marc Juliar          26     President, CFO and
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

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the year ended December 31, 2004


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


Name of Beneficial Owner(1)        Number of         Percent of
or Director                      Shares of Class       Class
---------------------------      ---------------     ----------

Marc Juliar (2)                     15,000,000          31.3%


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

A. Exhibits

         23.1     Consent of Madsen and Associates. (1)

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

         b. Reports on Form 8-K

         On April 26, 2004 we filed a current report on Form 8-K announcing our emergence from Bankruptcy, change of auditors, change of control and the appointment of Marc Juliar as our President and Director.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The company paid audit and financial statement review fees totaling $3,650 for each of the fiscal year ended March 31, 2004 and March 31, 2003 to Madsen and Associates, CPA's Inc. our current independent accountants.

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

    /s/ Marc Juliar
    ---------------
    Marc Juliar
    President and Chief Financial Officer