Form 10QSB
period 2005-03-31
KODIAK ENERGY, INC.
filed 2005-04-18
CIK 1109553

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 0 - 24012


                               KODIAK ENERGY INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                 65-0967706
   -------------------------------                 ----------------
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

     Yes        No  X
         ---       ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Yes  X     No
         ---       ---

     As of March 31, 2005, the Registrant had approximately 474,028 shares of Common Stock, $.001 par value per share outstanding.

                               KODIAK ENGERY INC.

                                      INDEX


                                                                         Page
                                                                         ----

PART I.   FINANCIAL INFORMATION............................................4

ITEM 1.   FINANCIAL STATEMENTS.............................................4

   Condensed Consolidated Balance Sheets as of March 31, 2005
   (unaudited) and December , 2004.........................................5

   Condensed Consolidated Statements of Operations (unaudited) for the three ended March 31, 2005 and 2004.................................6

   Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2005 and 2004..........................7

   Notes to Condensed Consolidated Financial Statements....................8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION...............................................10

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISKS..............................................12

ITEM 4.   CONTROLS AND PROCEDURES.........................................12

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS...............................................12

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.......................12

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.................................12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................12

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

The company changed its name to Kodiak Energy, Inc. on December 27, 2004.

KODIAK ENERGY INC.
(Development Stage Company)
BALANCE SHEETS

                                                       March 31,      December,
                                                         2005            2004
                                                     ------------   ------------
ASSETS

CURRENT ASSETS
   Cash                                              $      --      $      --

                                                     ------------   ------------
      Total Assets                                                  $      --
                                                     ============   ============

LIABILTIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                       43,841    $    36,713
                                                     ------------   ------------

                                                     ------------   ------------
      Total Current Liabilities                           43,841         36,713
                                                     ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock
      50,000,000 shares authorized, at $0.001
      par value; March 31, 2005 - 474,028,
      December 31, 2004 - 47,900,812 shares
      issued and outstanding                              47,356         47,356
   Capital in excess of par value                      1,792,720      1,792,720
   Deficit accumulated during the development stage   (1,883,917)    (1,876,789)

                                                     ------------   ------------
      Total Stockholders' Equity (Deficit)               (43,841)       (36,713)
                                                     ------------   ------------

                                                     ------------   ------------
                                                     $         0    $      --
                                                     ============   ============

The accompanying notes are an integral part of these financial statements.

KODIAK ENERGY INC.
(Development Stage Company)
STATEMENTS OF OPERATIONS


                                       Three Months Three Months   April 1, 2003
                                          March 31,    March 31,        to
                                               2005         2004  March 31, 2005
                                         ----------   ----------  --------------
REVENUES                               $      --      $      --     $    24,708
  Cost of Sales                        $      --      $      --     $    20,346
                                       ------------   -----------   -----------
Gross Profit                                  --             --           4,362

EXPENSES
   Administrative                            7,128           --          56,498
   Depreciation                               --             --          16,967
                                       ------------   -----------   -----------
                                             7,128           --          73,465
                                       ------------   -----------   -----------

NET LOSS - before other income
 and expenses                               (7,128)          --         (69,103)

 Other Income (Expenses)                      --
 Interest Expense                             --             --             (99)
 Write off of Goodwill                        --             --         (25,000)
 Gain on disposal of assets                   --             --         230,490
                                       ------------   -----------   -----------
NET LOSS                                    (7,128)          --         136,288

Other Comprehensive Income

Foreign currency translation
 adjustment                                   --             --          (9,367)

                                       ------------   -----------   -----------
NET LOSS                               $    (7,128)   $      --     $   126,921
                                       ============   ===========   ===========

NET LOSS PER COMMON SHARE
   Basic                               $     (0.02)  $      0.00

AVERAGE OUTSTANDING SHARES
   Basic                                   474,028     32,900,812



The accompanying notes are an integral part of these financial statements.

KODIAK ENERGY INC.
(Development Stage Company)
STATEMENTS OF CASH FLOWS
                                       Three Months Three Months  April 1, 2003
                                          March 31,    March 31,        to
                                               2005         2004  March 31, 2005
                                         ----------   ----------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                $  (7,128)   $    --        $ 136,288
 Adjustments to reconcile net loss to
 net cash provided by operating
 activities
  Contributions to capital - expenses         --           --           25,900
  Gain on sale of assets                      --           --         (230,490)
  Depreciation and amortizaion                --           --           16,967
  Issuance of common stock for services       --           --             --
 Changes in assets and liabilities
  Changes in accounts recievable              --           --           10,290
  Inventory                                   --           --           17,893
  Prepaid expenses                            --           --            4,157
  Changes in accounts payable                7,128         --            5,568
                                         ----------   ----------     ----------
 Net Decrease in Cash from Operations           (0)        --          (13,427)

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of assets                 --           --          302,997

CASH FLOWS FROM FINANCING ACTIVITIES
 Payment on debt                              --           --         (264,842)

Exchange Rate Adjustment                      --           --          (29,420)

 Net Increase (Decrease) in Cash              --           --           (4,692)
 Cash at Beginning of Period                  --           --            4,692
                                         ----------   ----------     ----------
 Cash at End of Period                   $    --      $    --        $    --
                                         ==========   ==========     ==========






The accompanying notes are an integral part of these financial statements.

KODIAK ENERGY INC.
NOTES TO  FINANCIAL STATEMENTS

1. BUSINESS

Kodiak Energy Inc. (the "Company") is a company that intends to look for projects in the oil and gas business.

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

PLAN OF OPERATION

The Company is no longer operating as Island Critical Care Corp., the Predecessor Company, and has emerged from CCAA protection as a development stage company with no assets and liabilities. The company changed its name to Kodiak Energy, Inc. in December 2004.

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

None.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     31.1 - Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 - Certification of Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002

     32 - Certification of President and Chief Financial Officer Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            KODIAK ENERGY, INC.
                                            (Registrant)


Dated: April 7, 2005                    By: /s/  Marc Juliar
                                            -------------------
                                            Marc Juliar
                                            President, CFO and Sole Director