Form 10QSB
period 2005-06-30
KODIAK ENERGY, INC.
filed 2005-07-29
CIK 1109553

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to_____________

Commission file number 0 - 24012


                               KODIAK ENERGY INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                  65-0967706
              --------                                  ----------
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

     As of June 30, 2005, the Registrant had approximately 474,028 shares of Common Stock, $.001 par value per share outstanding.

                               KODIAK ENGERY INC.
                                      INDEX


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION ...............................................4

ITEM 1.  FINANCIAL STATEMENTS ................................................5

   Condensed Consolidated Balance Sheets as of June 30, 2005
   (unaudited) and December 31 , 2004 ........................................5

   Condensed Consolidated Statements of Operations (unaudited)
   for the three months and six months ended June 30, 2005
   and 2004 ..................................................................6

   Condensed Consolidated Statements of Cash Flows (unaudited)
   for the six months ended June 30, 2005 and 2004 ...........................7

   Notes to Condensed Consolidated Financial Statements ......................8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION ..................................................10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISKS .................................................12

ITEM 4.  CONTROLS AND PROCEDURES ............................................12

PART II. OTHER INFORMATION ..................................................12

ITEM 1.  LEGAL PROCEEDINGS ..................................................12

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ..........................12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ....................................12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...................................12

Signatures ..................................................................13

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

The company changed its name to Kodiak Energy, Inc. on December 27, 2004.

                              Kodiak Energy, Inc.
                          (Development Stage Company)
                                 BALANCE SHEETS

                                                       June 30,     December 31,
                                                         2005           2004
                                                     -----------    -----------
ASSETS

CURRENT ASSETS
   Cash                                              $         -    $         -


      Total Assets                                                  $         -
                                                     ===========    ===========

LIABILTIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                       45,200    $    36,713
                                                     -----------    -----------


       Total Current Liabilities                          45,200         36,713
                                                     ===========    ===========


STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock
      50,000,000 shares authorized, at $0.001
      par value;March 31, 2005 - 474,028,
      December 31, 2004 - 47,900,812
      shares issued and outstanding                          474            474
   Capital in excess of par value                      1,839,602      1,839,602
   Deficit accumulated during the development stage   (1,885,276)    (1,876,789)

                                                     -----------    -----------
      Total Stockholders' Equity (Deficit)               (45,200)       (36,713)
                                                     -----------    -----------

                                                     $         0    $         -
                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                       Kodiak Energy, Inc.
                                   (Development Stage Company)
                                     STATEMENTS OF OPERATIONS


                              Three Months  Three Months  Six Months   Six Months  April 1, 2003
                                  June 30,      June 30,    June 30,     June 30,        to
                                      2005          2004        2005         2004  June 30, 2005
                              ------------  ------------  ----------   ----------  -------------
REVENUES                         $       -     $       -   $       -    $       -    $  24,708
  Cost of Sales                  $       -     $       -   $       -    $       -    $  20,346
                                 ---------     ---------   ---------    ---------    ---------
Gross Profit                             -             -                                 4,362

EXPENSES
   Administrative                    1,359         8,848   $   8,487    $   8,848       57,857
   Depreciation                          -             -   $       0    $       0       16,967
                                 ---------     ---------   ---------    ---------    ---------
                                     1,359         8,848       8,487        8,848       74,824
                                 ---------     ---------   ---------    ---------    ---------
NET LOSS - before other income
 and expenses                       (1,359)       (8,848)     (8,487)      (8,848)     (70,462)

   Other Income (Expenses)                                                                   -
      Interest Expense                   -             -           0            0          (99)
    Write off of Goodwill                -             -           0      (25,000)     (25,000)
    Gain on disposal of assets           -             -           0            0      230,490
                                 ---------     ---------   ---------    ---------    ---------
NET LOSS                            (1,359)       (8,848)     (8,487)     (33,848)     134,929


NET LOSS PER COMMON SHARE
   Basic                                 0     $    0.00           0            0

AVERAGE OUTSTANDING SHARES
   Basic (in 000's)                    474            32         474           32


The accompanying notes are an integral part of these financial statements.



                                               -6-


                              Kodiak Energy, Inc.
                          (Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                           Six Months  Six Months  April 1, 2004
                                            June 30,    June 30,        to
                                              2005        2004     June 30, 2005
                                           ----------  ----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                 $  (8,487)  $ (33,848)    $ 134,929
  Adjustments to reconcile net loss to
  net cash provided by operating
  activities
     Contributions to capital - expenses           -      25,300        25,900
     Gain on sale of assets                        -           -      (230,490)
     Depreciation and amortizaion                  -           -        16,967
     Issuance of common stock for services         -           -             -
  Changes in assets and liabilities
     Changes in accounts recievable                -           -        10,290
     Inventory                                     -           -        17,893
     Prepaid expenses                              -           -         4,157
     Changes in accounts payable               8,487       8,548         6,927
                                           ---------   ---------     ---------
  Net Decrease in Cash from Operations             -           -       (13,427)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of assets                    -           -       302,997

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment on debt                                 -           -      (264,842)

Exchange Rate Adjustment                                       -       (29,420)

  Net Increase (Decrease) in Cash                  -           -        (4,692)
  Cash at Beginning of Period                      -           -         4,692
                                           ---------   ---------     ---------
  Cash at End of Period                    $       -   $       -     $       -
                                           =========   =========     =========


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


                                KODIAK ENERGY, INC.
                                (Registrant)


Dated: July 29,  2005           By: /s/  Marc Juliar
                                --------------------------------
                                Marc Juliar
                                President, CFO and Sole Director