Form 10QSB
period 2005-09-30
KODIAK ENERGY, INC.
filed 2005-11-16
CIK 1109553

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005
                                              ------------------

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


           734 7th Avenue Suite 460 Calgary, Alberta, T2P 3P8, Canada
            --------------------------------------------------------
               (Address of principal executive offices - Zip code)

                                 (403) 262-8044
                                ----------------
              (Registrant's telephone number, including area code)

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

     As of September 30, 2005, the Registrant had approximately 474,028 shares of Common Stock, $.001 par value per share outstanding.

                               KODIAK ENGERY INC.
                                      INDEX

                                                                            Page
                                                                            ----



PART I.  FINANCIAL INFORMATION .............................................  4

ITEM 1.  FINANCIAL STATEMENTS ..............................................  4

     Condensed Consolidated Balance Sheets as of September
     30, 2005 (unaudited) and December 31 , 2004 ...........................  4

     Condensed Consolidated Statements of Operations
     (unaudited) for the three months and nine months
     ended September 30, 2005 and 2004 .....................................  5

     Condensed Consolidated Statements of Cash Flows
     (unaudited) for the nine months ended September
     30, 2005 and 2004 .....................................................  6

     Notes to Condensed Consolidated Financial Statements ..................  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION .................................................  8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISKS ................................................ 10

ITEM 4.  CONTROLS AND PROCEDURES ........................................... 10

PART II. OTHER INFORMATION ................................................. 11

ITEM 1.  LEGAL PROCEEDINGS ................................................. 11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ......................... 11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ................................... 11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................................. 11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


KODIAK ENERGY, INC.
(Development Stage Company)
BALANCE SHEETS
                                                   September 30,    December 31,
                                                       2005            2004
                                                    -----------     -----------

ASSETS

CURRENT ASSETS
   Cash                                             $         -     $         -

                                                    -----------     -----------
      Total Assets                                  $         -     $         -
                                                    ===========     ===========

LIABILTIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $    47,044     $    36,713
                                                    -----------     -----------

                                                    -----------     -----------
      Total Current Liabilities                          47,044          36,713
                                                    -----------     -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock
      50,000,000 shares authorized,
      at $0.001 par value; Sept 30, 2005 -
      474,028, December 31, 2004 - 474,028
      shares issued and outstanding                         474             474
   Capital in excess of par value                     1,840,502       1,839,602
   Deficit accumulated during the
      development stage                              (1,888,020)     (1,876,789)

                                                    -----------     -----------
      Total Stockholders' Equity (Deficit)              (47,044)        (36,713)
                                                    -----------     -----------

                                                    -----------     -----------
                                                    $         0     $         -
                                                    ===========     ===========

The accompanying notes are an integral part of these financial statements.

KODIAK ENERGY, INC.
(Development Stage Company)
STATEMENTS OF OPERATIONS

                                                                                           April 1,
                                           Nine         Nine        Three        Three         2003
                                         Months       Months       Months       Months           to
                                      September    September    September    September    September
                                       30, 2005     30, 2004     30, 2005     30, 2004     30, 2005
                                       --------     --------     --------     --------    ---------
REVENUES                               $      -     $      -     $      -     $      -    $  24,708
  Cost of Sales                        $      -     $      -     $      -     $      -    $  20,346
                                       --------     --------     --------     --------    ---------
Gross Profit                                               -            -            -        4,362

EXPENSES
  Administrative                         11,231       25,206        2,744       16,358       60,601
  Depreciation                                -            -            -            -       16,967
                                       --------     --------     --------     --------    ---------
                                         11,231       25,206        2,744       16,358       77,568
                                       --------     --------     --------     --------    ---------

NET LOSS - before other
  income and expenses                                (25,206)      (2,744)     (16,358)     (73,206)

   Other Income (Expenses)                                                                        -
      Interest Expense                        -            -            -            -          (99)
    Write off of Goodwill - See note 2        -      (25,000)           -            -      (25,000)
    Gain on disposal of assets                -            -            -            -      230,490
                                       --------     --------     --------     --------    ---------
NET Profit (Loss)                       (11,231)     (50,206)      (2,744)     (16,358)     132,185
                                       ========     ========     ========     ========    =========

NET LOSS PER COMMON SHARE
   Basic                               $  (0.02)    $  (0.10)    $   0.00     $  (0.03)

AVERAGE OUTSTANDING SHARES
   Basic (in 000's)                         474          474          474          474

The accompanying notes are an integral part of these financial statements.





                                                 -5-

KODIAK ENERGY, INC.
(Development Stage Company)
STATEMENTS OF CASH FLOWS

                                                                      April 1,
                                                Nine         Nine         2004
                                              Months       Months           to
                                           September    September    September
                                            30, 2005     30, 2004     30, 2005
                                           ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Profit (Loss)                         $ (11,231)   $ (50,206)   $ 132,185
 Adjustments to reconcile net loss
  to net cash provided by operating
  activities
      Contributions to capital - expenses        900       25,900       26,800
      Gain on sale of assets                       -            -     (230,490)
      Depreciation and amortizaion                 -            -       16,967
      Issuance of common stock for services        -            -            -
 Changes in assets and liabilities
     Changes in accounts recievable                -            -       10,290
     Inventory                                     -            -       17,893
    Prepaid expenses                               -            -        4,157
     Changes in accounts payable             (10,331)      24,306        8,771
                                           ---------    ---------    ---------
 Net Decrease in Cash from Operations              -            -      (13,427)

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of assets                      -            -      302,997

CASH FLOWS FROM FINANCING ACTIVITIES
 Payment on debt                                   -            -     (264,842)

Exchange Rate Adjustment                                               (29,420)

                                           ---------    ---------    ---------
 Net Increase (Decrease) in Cash                   -            -       (4,692)
 Cash at Beginning of Period                       -            -        4,692
                                           ---------    ---------    ---------
 Cash at End of Period                     $       -    $       -    $       -
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


                                            KODIAK ENERGY, INC.
                                             (Registrant)


Dated: November 7,  2005                    By: /s/  Marc Juliar
                                               --------------------------------
                                               Marc Juliar
                                               President, CFO and Sole Director

--------------------------------------------------------------------------------