Form 10KSB
period 2005-12-31
KODIAK ENERGY, INC.
filed 2006-04-17
CIK 1109553

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

                  For the fiscal year ended December 31, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission file number 333-38558

           Kodiak Energy, Inc. (formerly Island Critical Care, Corp.)
           -----------------------------------------------------------
                 (Name of small business issuer in its charter)


                Delaware                            65-0967706
      ------------------------------            ------------------
      State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization             Identification No.)



                     734 7th Avenue S.W. Calgary, AB T2P 3P8
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (403) 262-8044

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company experienced a net loss in the amount of $246,889 for the fiscal year ended December 31, 2005.

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2005, was 473,558 shares, held by approximately 780 stockholders.

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

In this form 10KSB, references to the "Company," "we," "us," and "our" refer to Kodiak Energy, Inc.

                               KODIAK ENERGY, INC.

                                   Form 10-KSB
                   For the Fiscal Year Ended December 31, 2005

                                TABLE OF CONTENTS


PART I

Item 1.  Description of business .............................................4

Item 2.  Description of Property ............................................10

Item 3.  Legal Proceedings ..................................................10

Item 4.  Submission of Matters to a Vote of Security Holders ................10

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters ...........10

Item 6.  Management's Discussion and Analysis or Plan of Operation ..........11

Item 7.  Financial Statements ...............................................13

Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure ...........................................26

Item 8A. Controls and Procedures.............................................26

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act ..................27

Item 10. Executive Compensation .............................................30

Item 11. Security Ownership of Certain Beneficial Owners and
         Management..........................................................30

Item 12. Certain Relationships and Related Transactions .....................31

Item 13. Exhibits and Reports on Form 8-K ...................................32

Item 14. Principal Accountants Fees and Services.............................33

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

We were incorporated in Delaware on December 15, 1999. On December 22, 1999 we merged with Island Critical Care Corp., an inactive Florida corporation. The purpose of this merger was to effect a change in the domicile of the Florida Corporation to Delaware. Island Critical Care Corp. (a Florida corporation), was originally incorporated on March 15, 1996 under the name 9974 Holdings Inc., and subsequently changed its name from 9974 Holdings Inc. to Ontario Midwestern Railway Co. Inc, and finally the Florida Corporation's name was changed to Midwestern Railway Co. Inc. All three changes in name of the Florida Corporation were completed prior to its merger with the Delaware Corporation. On January 13, 2000, we merged with Island Critical Care Corporation, an Ontario Corporation. On December 27, 2004 we changed our name from Island Critical Care to Kodiak Energy, Inc ("Kodiak").

On February 5, 2003 the Company filed a petition for bankruptcy in the District of Prince Edward Island, Division No. 01-Prince Edward Island Court No. 1713, Estate No. 51-104460. The Company emerged from Bankruptcy pursuant to a court order on April 7, 2004 with no assets and no liabilities. Upon emergence from bankruptcy the company adopted Fresh Start Accounting pursuant to SOP 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."

Under the terms of the Bankruptcy Court Order, Marc Juliar became the sole officer and director of the company. As well Mr. Juliar was issued fifteen million common shares by the court for $25,000. Subsequent to the year end Mr. Juliar resigned as an officer and director of the Company. Mr. Juliar resigned to pursue other business interests.

BUSINESS

The Company emerged from bankruptcy protection as a development stage oil and gas company with no assets and liabilities. The past results of the Predecessor Company are not included in this filing.

The Company is building on its business plan to become an oil and gas production company. As part of this plan the company incorporated two wholly owned subsidiaries, Kodiak Petroleum ULC - Alberta and Kodiak Petroleum (Montana) - Delaware. The following are descriptions of the Company's current projects.

The Company has acquired oil and gas properties in Southern Alberta, Canada and Montana, USA.


Manyberries - Southeast Alberta

Great North Oil Corp acquired 9 sections or 5,760 acres of contiguous, undeveloped Petroleum and Natural Gas rights in the extreme southeast of Alberta, which are prospective for oil and natural gas in multiple formations. The land block is in close proximity to a mature field that has produced several million barrels of oil as well as newly developing shallow gas plays. These gas plays were passed over in the past due to low natural gas pricing, however with high density drilling programs, these plays have become very successful in recent years. Success rate for shallow gas on wells drilled on adjacent blocks has exceeded 98%. These lands have been developed with a high density drilling (down spacing) program by Canadian Natural Gas Limited, Enerplus and Encana. As many as 16 wells per section are permitted by the Alberta Energy and Utilities Board, with low impact drilling programs (low cost), multiple zone completions. Four wells per section are permitted without downspacing applications. In addition there are secondary targets below the Viking and Sawtooth formations.

A standard farm in agreement has been negotiated by Kodiak to pay outstanding licensing fees of $60,000 CAD, re-complete a previously drilled well and initiate a three well shallow gas drilling program in the first and second quarter of 2006. Kodiak will earn a 100% working interest and become operator of the properties in return for an 11% gross overriding royalty to Great North Oil. The first two items have been completed and the drilling program initiated. Licensing is complete and drilling rigs booked for completion of work expected by April 30, 2006. Further funding will be needed to fully develop this property. The Company expects to fund this portion of the development with cash raised and debt financing. Future developments will include infill shallow gas drilling (down spacing), 3D seismic to prove the existence of deeper oil plays and the development of those reserves. Depending upon the desired rate of development, this secondary development is expected to be funded with cash raised and debt financing.

Province - Southeast Alberta

Kodiak Energy Inc, in conjunction with a Joint Venture partner, purchased 2 sections or 1280 acres gross ( 640 net to Kodiak) petroleum and natural gas rights at a government land sale on September 22, 2005. The development plan includes 2D seismic on the acquired property, followed up with 1 to 2 drilling locations. This is expected to use public information from previously drilled and logged wells on the sections. The seismic has been completed, and results showed the formations, that were the target of the land sale, are as expected. A lease has been developed and work is ongoing to source a drilling rig as soon as possible. Specifics of the target zones are considered confidential at this time.

Montana

Kodiak Energy Inc. has a joint venture agreement where we committed to pay 100% of the capital costs of the seismic and a 3 to 4 well drilling program of the initial phase to a maximum of US $600,000. Kodiak will earn a 50% working interest in the wells and well spacing, as well as the right to participate on a 50% basis going forward. Our partner will remain as the operator of the project.

Our partner has 135,000 contiguous undeveloped acres of petroleum and natural gas rights in the area, as well as some excess capacity in facilities and pipelines.

We are currently waiting for an approval for expenditure from our partner. We anticipate the first two wells to be drilled by the end of the second quarter of 2006. Based on successful results, the wells will be tied in to an existing facility and pipeline.

We currently have offices in Calgary, Alberta at 734 7th Avenue S.W. Calgary, AB, T2P 3P8.

RISK FACTORS

THE OIL & GAS INDUSTRY IS HIGHLY COMPETITIVE

The oil & gas industry is highly competitive. We compete with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do. We compete with companies in other industries supplying energy, fuel and other needs to consumers. Many of these companies not only explore for and produce crude oil and natural gas, but also carry on refining operations and market petroleum and other products on a worldwide basis. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices of gas and oil more easily than we can. Our competitors may be able to pay more for productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

GOVERNMENT AND ENVIRONMENTAL REGULATION

Our business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. The laws and regulations may, among other potential consequences, require that we acquire permits before commencing drilling, restrict the substances that can be released into the environment with drilling and production activities, limit or prohibit drilling activities on protected areas such as wetlands or wilderness areas, require that reclamation measures be taken to prevent pollution from former operations, require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remediation of contaminated soil and groundwater, and require remedial measures to be taken with respect to property designated as a contaminated site.

Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We maintain limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time. However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

THE SUCCESSFUL IMPLEMENTATION OF OUR BUSINESS PLAN IS SUBJECT TO RISKS INHERENT IN THE OIL & GAS BUSINESS.

Our oil and gas operations are subject to the economic risks typically associated with exploration, development and production activities, including the necessity of significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the cost and timing of drilling, completing and operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be unsuccessful. This could result in a total loss of our investment in a particular property. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

WE EXPECT OUR OPERATING EXPENSES TO INCREASE SUBSTANTIALLY IN THE FUTURE AND MAY NEED TO RAISE ADDITIONAL FUNDS.

We have a history of net losses and expect that our operating expenses will increase substantially over the next 12 months as we continue to implement our business plan. In addition, we may experience a material decrease in liquidity due to unforeseen expenses or other events and uncertainties. As a result, we may need to raise additional funds, and such funds may not be available on favourable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to execute on our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

WE ARE A DEVELOPMENT STAGE COMPANY IMPLEMENTING A NEW BUSINESS PLAN.

We are a development stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the years ended December 31, 2005 and 2004, we reported losses of $288,235 and $62,613, respectively. In addition, our consolidated financial statements for the years ended December 31, 2004, and 2005 contained a going concern qualification and we cannot give any assurances that we can achieve profits from operations.

OUR ABILITY TO PRODUCE SUFFICIENT QUANTITIES OF OIL & GAS FROM OUR PROPERTIES MAY BE ADVERSELY AFFECTED BY A NUMBER OF FACTORS OUTSIDE OF OUR CONTROL.

The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil wells involves the risk that the wells may be unproductive or that, although productive, that the wells may not produce oil or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic due to pressure depletion, water encroachment, mechanical difficulties, etc, which impair or prevent the production of oil and/or gas from the well.

There can be no assurance that oil and gas will be produced from the properties in which we have interests. In addition, the marketability of any oil and gas that we acquire or discover may be influenced by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. We cannot predict how these factors may affect our business.

In addition, the success of our business is dependent upon the efforts of various third parties that we do not control. We rely upon various companies to assist us in identifying desirable oil and gas prospects to acquire and to provide us with technical assistance and services. We also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze oil prospects to determine a method in which the oil prospects may be developed in a cost-effective manner. In addition, we rely upon the owners and operators of oil drilling equipment to drill and develop our prospects to production. Although we have developed relationships with a number of third-party service providers, we cannot assure that we will be able to continue to rely on such persons. If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, we may not be able to execute our business plan.

MARKET FLUCTUATIONS IN THE PRICES OF OIL & GAS COULD ADVERSELY AFFECT OUR BUSINESS.

Prices for oil and natural gas tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to actions of the Organization of Petroleum Exporting Countries and its maintenance of production constraints, the U.S. economic environment, weather conditions, the availability of alternate fuel sources, transportation interruption, the impact of drilling levels on crude oil and natural gas supply, and the environmental and access issues that could limit future drilling activities for the industry.

Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in charges to earnings due to impairment.

Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

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

Risks Related to Broker-Dealer Requirements Involving Penny Stocks / Risks Affecting Trading and Liquidity

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated there under by the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. These rules may have the effect of reducing the level of trading activity in the secondary market, if and when one develops.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The offices of Kodiak Energy, Inc. are located at 734 7th Avenue S.W. Calgary, AB, T2P 3P8. We rent offices on a month by month basis. The current monthly rent is $3,400 CAD.

Kodiak Petroleum ULC has 9 sections or 5,760 acres of land in Manyberries Alberta. The company also has a JV for 2 sections or 1280 acres in Southeast Alberta (Province).

Kodiak Petroleum (Montana) has a farmout agreement. Our joint venture partner has 135,000 contiguous undeveloped acres in Montana.

Employees
Kodiak Energy, Inc has three part time employees as of December 31, 2005. We expect to hire from time to time, independent consultants and contractors during the stages of implementing our business plan.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not presently a party neither to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's stock is currently quoted on the Over the Counter Bulleting Board under the symbol KDKN. The Company's trading ranges by quarter for fiscal 2004 and 2005 were as follows:

                                      High           Low

Year end Dec 31, 2004
    First Quarter                    $ 0.001       $ 0.005
    Second Quarter                   $ 0.011       $ 0.005
    Third Quarter                    $ 0.03        $ 0.006
    Fourth Quarter                   $ 0.02        $ 0.0065

 Year end Dec 31, 2005
    First Quarter                    $ 1.01        $ 0.35
    Second Quarter                   $ 1.01        $ 0.75
    Third Quarter                    $ 2.00        $ 0.80
    Fourth Quarter                   $ 1.85        $ 0.65

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

RECENT SALES OF UNREGISTERED SECURITIES

As at December 31, 2005 there were 473,558 shares of common stock issued and outstanding.

As of December 31, 2005, there were approximately 780 holders of record of our common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Management is currently unaware of any trends or conditions other than those previously mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue,
(ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so,
(iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

The financial information set forth in the following discussion should be read with the financial statements of Kodiak Energy, Inc. included elsewhere herein.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company is no longer operating as Island Critical Care, the "Predecessor Company", and has emerged from Bankruptcy protection as a development stage oil & gas company with no assets and liabilities. Accordingly, the Company has prepared this Plan of Operations to discuss its current plans. Upon emergence from bankruptcy the Company adopted Fresh Start Accounting so operational results of the "predecessor" are not included in this filing.

The Company had no revenue for the years ended December 31, 2005 or 2004. The company is an exploration stage company and we expect to begin drilling in 2006.

Operating expenses for the year ended December 31, 2005 totaled $ 40,572. Legal and professional fees of $206,317 were incurred for services performed with respect to acquisitions and gas prospect evaluation, as well as SEC reporting compliance and accounting fees. The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we progress with our evaluation process of the mining prospects.

Operating expenses for the year ended December 31, 2004 totaled $20,659. Legal and professional fees of $16,954 were incurred for services performed for SEC reporting compliance and accounting fees. The remaining expenses relate to advertising, office, general and administrative and stock transfer agent fees.

Liquidity and Capital Resources:

Since inception to December 31, 2005, we have funded our operations from the sale of securities and loans from a shareholders.

As of December 31, 2005, our assets totaled $580,897, which consisted primarily of gas rights, land and water rights, and related equipment. Our total liabilities were $105,845 which are primarily accounts payable. We had an accumulated deficit of $309,502. Kodiak Energy, Inc. has working capital at December 31, 2005 of $194,268.

On January 20, 2006 the company sold 933,334 common shares for $1.50 per share with gross proceeds of $1,400,000. We believe that we will have sufficient working capital for the next 12 months to begin drilling the Manyberries property and Montana property. We may require additional capital in order to begin operations at additional well sites in the future. In addition, we may require funds for additional acquisitions, and will require funds for exploration and development of additionally acquired prospects.

ITEM 7.  FINANCIAL STATEMENTS


Report of Independent Registered
Public Accounting Firm

To the Board of Directors and the Shareholders of Kodiak Energy, Inc.

We have audited the accompanying consolidated balance sheet of Kodiak Energy, Inc. (The "Company") as of December 31, 2005 and the consolidated statements of operations, stockholder's equity and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2004, before the restatement described in Note 3, were audited by other auditors whose report dated January 25, 2005 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's ability to continue as a going concern is dependent on obtaining sufficient working capital to fund future operations. Management's plan in regard to these matters is also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MEYERS NORRIS PENNY LLP


/s/ MEYERS NORRIS PENNY LLP


Chartered Accountants
Calgary, Canada
April 7, 2006

KODIAK ENERGY, INC.
Consolidated Balance Sheet
(Development Stage Company)

--------------------------------------------------------------------------------
                                                                     December 31
                                                                         2005
--------------------------------------------------------------------------------
Assets

Current Assets:
     Cash Accounts                                                    $ 235,793
     Other Receivables                                                    6,470
     Prepaid Expenses                                                    57,850
     ---------------------------------------------------------------------------
                                                                        300,113
Capital Assets:
     Oil & Gas Properties     (Note 5)                                  267,956
     Property & Equipment     (Note 5)                                   13,903
     Accumulated Amortization (Note 5)                                   (1,075)
     ---------------------------------------------------------------------------
                                                                        280,784
--------------------------------------------------------------------------------
                                                                        580,897
================================================================================

Liabilities and Shareholders' Deficiency

Current Liabilities:
     Accounts Payable                                                   101,255
     Accrued Expenses                                                     4,590
     ---------------------------------------------------------------------------
                                                                        105,845

Commitments and other matters (Note 5, Note 10)
Shareholders' Deficiency

Share Capital:
     Authorized:
          100,000,000 Common Shares
          Par Value .001 Each

     Issued & Outstanding 473,558 shares (Note 6)                           473
     Shares Issuable                                                    800,000
     Additional Paid in Capital                                          25,750
     Deficit Accumulated During the
     Development Stage                                                 (309,502)
     Other Comprehensive Loss                                           (41,669)
     ---------------------------------------------------------------------------
                                                                        475,052
--------------------------------------------------------------------------------

                                                                      $ 580,897
================================================================================



       (See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Consolidated Statement of Operations
(Development Stage Company)

--------------------------------------------------------------------------------
                                                                    CUMULATIVE
                                                                      Since
                                                                    Inception
                                                                   Apr 7, 2004
                                                                     through
                                       YEAR ENDED   PERIOD ENDED   December 31,
                                       December 31   December 31       2005
                                          2005          2004        (Restated)
--------------------------------------------------------------------------------

Revenue                                $        --  $         --   $         --

Expenses                                        --            --             --

   Administrative Expenses                 245,814        37,613        283,427
--------------------------------------------------------------------------------

   Loss Before Other Expense              (245,814)      (37,613)      (283,427)

Other Income and Expenses
   Amortization of property & equipment     (1,075)           --         (1,075)
   Loss from valuation adjustment               --       (25,000)       (25,000)
--------------------------------------------------------------------------------

Net Loss from operations               $  (246,889)  $   (62,613)  $   (309,502)

BASIC AND DILUTED LOSS PER
 COMMON SHARE                          $     (0.52)  $     (0.13)
--------------------------------------------------------------------------------

Weighted average number of shares
outstanding                                473,558       473,558
                                       -----------   -----------












       (See accompanying notes to the consolidated financial statements)


                                        KODIAK ENERGY, INC.
                                    (Development Stage Company)
                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   Period April 7, 2004 (Date of Inception) to December 31, 2005

                                                    Deficit
                                                  Accumulated   Other
                     Common Stock     Additional   During the   Compre-                  Total
                    ---------------    Paid-in    Development   ensive     Shares    Stockholders'
                    Number   Amount    Capital       Stage       Loss     Issuable      Equity
                    -------  ------  -----------  -----------  ---------  ---------  ------------
Pre
 bankruptcy         323,558  $  323  $ 1,813,853  $(1,814,176) $      --  $      --  $         --
Fresh Start
 Adjustments             --      --   (1,813,853)   1,814,176       (323)        --            --
April 7, 2004       323,558     323           --           --       (323)        --            --
Issuance of
 common stock       150,000     150       24,850           --         --         --        25,000
Contributions
 to capital              --      --          900           --         --         --           900
Net loss                                              (62,613)        --         --       (62,613)
Balance
 December 31, 2004,
  as restated       473,558  $  473  $    25,750  $   (62,613) $    (323)        --  $    (36,713)
                    -------  ------  -----------  -----------  ---------  ---------  ------------
Net operating
 loss for the
 year ended
 December 31,2005        --      --           --     (246,889)        --         --      (246,889)

Foreign currecny
 translation             --      --           --           --    (41,346)        --       (41,346)

Sale of
 common stock            --      --           --           --         --    800,000       800,000
                    =======  ======  ===========  ===========  =========  =========  ============
Balance
 December 31, 2005  473,558  $  473  $    25,750  $  (309,502) $ (41,669) $ 800,000  $    475,052
                    =======  ======  ===========  ===========  =========  =========  ============



                 (See accompanying notes to the consolidated financial statements)














                                                16

KODIAK ENERGY, INC.
Consolidated Statements of Cash Flows
(Development Stage Company)

--------------------------------------------------------------------------------
                                                                     Inception
                                                                   April 7, 2003
                                                                      through
                                       YEAR ENDED   PERIOD ENDED   December 31,
                                       December 31   December 31       2005
                                          2005          2004        (Restated)
--------------------------------------------------------------------------------

Operating Activities:
  Net Loss From Operations              $(246,889)    $ (62,613)     $(309,502)

Adjustments to reconcile net loss to
Net cash used in operating activities:
  Amortization of Property & Equipment      1,075             -          1,075
  Contributions To Capital                      -           900            900
  Foreign Currency Translation            (41,346)                     (41,346)
Changes in Non-Cash Working Capital
Components:
  Change In Other Receivables              (6,470)            -         (6,470)
  Change In Prepaids                      (57,850)            -        (57,850)
  Change In Accounts Payable               64,542        36,713        101,255
  Change In Accrued Liabilities             4,590             -          4,590
  Loss From Valuation Adjustment                -        25,000         25,000
--------------------------------------------------------------------------------

Net Cash Used in Operating Activities    (282,348)            -       (282,348)

Investment Activities:
  Additions to Capital Assets            (281,859)            -       (281,859)
--------------------------------------------------------------------------------

Net Cash Used in Investing Activities    (281,859)            -       (281,859)

Financing Activities:
  Shares issuable                         800,000             -        800,000
--------------------------------------------------------------------------------

Net Cash Obtained From Financing
 Activities                               800,000             -        800,000

  Net Cash Increase                       235,793             -        235,793

  Cash beginning of Year                        -             -              -
--------------------------------------------------------------------------------

  Cash end of Year                      $ 235,793   $         -      $ 235,793
--------------------------------------------------------------------------------



       (See accompanying notes to the consolidated financial statements)

                               KODIAK ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


1.   ORGANIZATION

The Company was incorporated under the laws of the state of Delaware on December 15, 1999 under the name "Island Critical Care, Corp." with authorized common stock of 50,000,000 shares with a par value of $.001. On December 30, 2004 the name was changed to "Kodiak Energy, Inc." and the authorized common stock was increased to 100,000,000 shares with the same par value. On January 17, 2005 the company affected a reverse split of 100 outstanding shares for one share. This report has been prepared showing post split shares from inception. The Company was engaged in the development of the manufacture and distribution of medical instrumentation and it became inactive after the bankruptcy outlined below.

The Company is in the development stage and its efforts have been principally devoted to capital raising, organizational infrastructure development, and acquisitions of oil and gas properties for the purposes of future extraction of the resources.


Bankruptcy
----------

On February 5, 2003 the Company filed a petition for bankruptcy in the District of Prince Edward Island, Division No. 01-Prince Edward Island Court No. 1713, Estate No. 51-104460, titled "Island Critical Care Corp.". The Company emerged from bankruptcy pursuant to a Bankruptcy Court Order entered on April 7, 2004 with no remaining assets or liabilities and adopted Fresh Start Accounting per
Note 4.

The terms of the bankruptcy settlement included the authorization for the issuance of 150,000 post split restricted common shares in exchange for $25,000, which was paid into the bankruptcy court by the recipient of the shares.

The Company emerged from bankruptcy as a development stage company.

Going Concern
-------------

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



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying consolidated financial statements for the year ended December 31, 2005 include the company and its wholly owned subsidiaries (collectively, the "Company", "we", "us" or "our"). All significant inter-company transactions have been eliminated on consolidation. The wholly owned Canadian subsidiary, Kodiak Petroleum ULC, has begun acquiring oil and gas properties for extraction of oil and gas resources. The wholly owned US subsidiary, Kodiak Petroleum (Montana) Ltd has not yet begun seeking or acquiring oil and gas properties.

Change in Fiscal Year
---------------------

The Company changed its fiscal year end during 2004 from March 31 to December
31.

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

On April 7, 2004, the Company had a substantial change in stockholders and therefore the amount of net operating loss available for carry forward has not been determined and may never be able to be used due to the laws that govern the jurisdictions that the Company operated under.

Loss Per Common Share
---------------------

Basic EPS is computed by dividing (loss) income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants, contingent stock, conversion of debentures and preferred stock outstanding. As of December 31, 2005 there were no potentially dilutive instruments issued or outstanding.

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk.

Advertising and Market Development
----------------------------------

The company expenses advertising and market development costs as incurred.

Financial Instruments
---------------------

The Company's financial instruments, including cash, short-term investments, and accounts payable and accrued liabilities are carried at values that approximate their fair values due to their relatively short maturity period.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for valuation of deferred tax assets.

Furniture and Equipment
-----------------------

Furniture and equipment is recorded at cost. Depreciation of assets is provided by use of the straight-line method over the estimated useful lives of the related assets of three to five years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred.

Oil and Gas Properties
----------------------

The Company follows the successful efforts method of accounting pursuant to FAS 19 (as amended) "Financial Accounting and Reporting by oil and gas producing companies" for costs of oil and gas properties. Under this method, acquisition costs of oil and gas properties and costs of drilling and equipping development wells are capitalized. Costs of drilling exploratory wells are initially capitalized and, if subsequently determined to be unsuccessful, are charges to expenses. All other exploration costs, including geological and geophysical costs and carrying and maintenance cost are charged to exploration expenses when incurred. Producing properties, non-producing and unproven properties are assessed annually, or more frequently as economic events indicated, for potential impairment. This consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions, proven oil and gas properties are reviewed for impairment on a field-by field basis. In addition, management will evaluate the carrying value of non-producing properties. No impairment losses were recognized during 2005.

Capitalized costs of proved oil and gas properties are depleted using the unit-of-production method using proved oil & gas reserves when the property is placed in production.

Some of the Company's oil and gas activities are conducted jointly with others. The accounts reflect only the Company's proportionate interest in such activities

Asset Retirement and Obligations
--------------------------------

The Company recognizes the fair value of liabilities for asset retirement obligations in the period in which they incur and/or in which a reasonable estimate of such costs can be made. The asset retirement obligation is recorded as a liability with a corresponding increase to the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost is allocated to expenses using a systematic and rational method and is adjusted to reflect period-to-period changes in the liability. As drilling has not yet commenced, the company has not recognized an asset retirement obligation.

Environmental
-------------

Oil and gas producing activities are subject to extensive Federal, provincial, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonable estimated. To date the company has not recognized any obligation as we are not actively producing.

Foreign Currency Translation
----------------------------

The functional currency for the Company's foreign operations is the Canadian dollar. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are included in other income/expenses. Foreign currency translation losses of $41,346 were recognized in 2005.

Recent Accounting Pronouncements
--------------------------------

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payments", which addresses the issue of measuring compensation cost associated with Share Based Payment plans. This statement requires that all such plans, for public entities, be measured at fair value using an option pricing model whereas previously certain plans could be measured using either a fair value method or an intrinsic value method. The revision is intended to increase the consistency and comparability of financial results by only allowing one method of application. This revised standard is effective for the annual period beginning on or after June 15, 2005 for awards granted on or after the effective date. The adoption of this statement will not have an impact on the financial position or results of operation as the Corporation to date has not granted any options to employees. The Company does not expect that the initial adoption of FAS 123R will have a material impact on its consolidated results of operations and loss per share. However, going forward, as the Company grants options, it expects that the impact may be material. The Company has not yet determined the method of adoption, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures required under FAS 123, although it anticipates that the amounts may be greater due to increases in contracted services during 2005. In addition, the Company has not yet determined the impact of FAS 123R on its compensation policies or plans, if any.

In May 2005, the FASB issued SFAS No. 154 "Accounting and Error Corrections." This statement replaces APB No. 20 and SFAS No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements voluntary changes accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not expect that the adoption of SFAS No. 154 will have significant impact on the consolidated results of operations of financial position of the Corporation.


3.   Restatement

In the prior year the Company adopted Fresh Start Accounting (see Note 4). However, the prior year presentation as disclosed was not in conformity with SOP 90-7. In these financial statements the prior year presentation has been restated to conform with presentation required by SOP 90-7.

Under Fresh Start accounting the results of the predecessor operations are excluded from the presentation and continuing operations of the post bankruptcy entity. As such, the following table outlines the effect of the changes in presentation:
                                                     Cumulative         Restated
                                                          since       Cumulative
                                                      inception            since
                                                  as previously        Inception
                                                    reported at     December 31,
                                                   December 31,             2004
Income Statement                                           2004     presentation

Revenue                                           $      24,708     $        --
Cost of sales                                            20,346              --
                                                  ------------------------------
                                                          4,362              --
Expenses
  Administrative                                         49,370          37,613
  Depreciation and amortization                          16,967              --
                                                  ------------------------------
                                                         66,337          37,613

Net loss from operations                                (61,975)        (37,613)

Other income and expenses
  Gain on disposal of assets                            230,490              --
   Loss from valuation adjustment of assets             (25,000)        (25,000)
   Interest expense                                         (99)             --
                                                  ------------------------------
                                                  $     143,416     $   (62,613)
                                                  ==============================

                                                  As previously
                                                    presented       As Restated
                                                   December 31,     December 31,
Balance Sheet                                          2004             2004
                                                  ------------------------------
Assets
Current assets                                    $          --     $        --
  Cash                                                       --              --
                                                  ------------------------------
  Total  assets                                   $          --     $        --

Liabilities and Stockholders Deficiency
Current liabilities
  Accounts payable - related parties              $      36,713     $    36,713
                                                  ------------------------------
  Total current liabilities                              36,713          36,713

Stockholders deficiency

Common stock
1,000,000 shares authorized, at $.001 par value
 473,558 shares issued and outstanding                      474             473
Additional paid in capital                            1,839,602          25,750
Accumulated deficit                                  (1,876,789)        (62,613)
Other comprehensive loss                                     --            (323)
                                                  ------------------------------
Total stockholders' deficiency                          (36,713)        (36,713)

Total liabilities and stockholders deficiency     $          --     $        --


4.   Fresh Start Accounting

The Company adopted fresh start accounting pursuant to guidance provided by the American Institute of Certifed Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7). For financial reporting purposes, the effective date of the Plan was considered to be April 7, 2004. In accordance with the principles of fresh start accounting, the Company had adjusted its assets and liabilities to their estimated fair values as of April 7, 2004. The net effect of all fresh start accounting adjustments resulted in an other comprehensive loss of $323, which is reflected as an adjustment to the Company's results for the period April 1, 2004 to April 6, 2004.

Due to changes in the structure of the Company and the application of fresh start accounting as a result of the consummation of the Plan, the consolidated financial statements of the Company issued prior to the Plan implementation are not presented. The capital stock of the predecessor company was not extinguished as part of the bankruptcy order. There were 33,531,761, pre split, shares outstanding prior to the bankruptcy. As part of the proceedings the Trustee acquired 10,054,000 of those shares and subsequent to the bankruptcy these shares were sold to parties who were not shareholders of the predecessor company. These shares plus the 15,000,000 per split shares issued pursuant to the bankruptcy order, also to a party not previously a shareholder of the predecessor company, resulted in 44,533,761, pre split, shares being issued and outstanding with 52% of those being owned by shareholders who did not previously own shares in the predecessor company. As a result, this caused a change in control and thus the ability to adopt Fresh Start Accounting.

The effects of the application of fresh start accounting and the debt restructuring on the Predecessor Company's condensed consolidated balance sheet are as follows:

                                Predecessor
                                  Company        Fresh-Start       Fresh Start
                               April 6, 2004     Adjustment       April 7, 2004
--------------------------------------------------------------------------------

Shareholders' Equity

Common Stock (Post Split)               323                                 323
Additional Paid in Capital        1,813,853     (1,813,853) (a)
Other Comprehensive loss                              (323) (a)            (323)
Deficit                          (1,814,176)     1,814,176  (a)
--------------------------------------------------------------------------------
Total Shareholders' equity      $        --     $       --        $          --
--------------------------------------------------------------------------------
(a) Eliminates predecessor accumulated deficit and historical additional paid in capital.

5. Capital Assets
                         Balance                                     Balance
                         December                  Accumulated       December
                         31, 2004    Additions     depreciation      31, 2005
                                                  And depletion

Furniture & Equipment    $      -    $  13,903    $       1,075      $  12,828

Oil and Gas Properties   $      -    $ 267,956    $           -      $ 267,956
                         -----------------------------------------------------

Total                    $      -    $ 281,859    $       1,075      $ 280,784
                         -----------------------------------------------------

Manyberries - Southeast Alberta

Great North Oil Corp acquired 9 sections or 5,760 acres of contiguous, undeveloped PN&G rights in the extreme southeast of Alberta, which are prospective for oil and natural gas in multiple formations. The land block is in close proximity to a mature field that has produced several million barrels of oil as well as newly developing shallow gas plays. These gas plays were passed over in the past due to low natural gas pricing; however with high density drilling programs, these plays have become very successful in recent years.

A standard farm in agreement has been negotiated by Kodiak to pay outstanding licensing fees of $60,000 CAD, re-complete a previously drilled well and initiate a three well shallow gas drilling program in the first and second quarter of 2006. Kodiak will earn a 100% working interest and become operator of the properties in return for an 11% gross overriding royalty to Great North Oil. The first two items have been completed and the drilling program initiated. Licensing is complete and drilling rigs booked for completion of work expected by April 30, 2006.

Province - Southeast Alberta

Kodiak Energy Inc, in conjunction with a Joint Venture partner, purchased 2 sections or 1280 acres gross ( 640 net to Kodiak) P&NG rights at a government land sale on September 22, 2005. The development plan includes 2D seismic on the acquired property, followed up with 1 to 2 drilling locations. This is expected to use public information from previously drilled and logged wells on the sections. The seismic has been completed, and results showed the formations, that were the target of the land sale, are as expected. A lease has been developed and work is ongoing to source a drilling rig as soon as possible.


Montana

Kodiak Energy Inc. has a joint venture agreement where we committed to pay 100% of the capital costs of the seismic and a 3 to 4 well drilling program of the initial phase to a maximum of US $600,000. Kodiak will earn a 50% working interest in the wells and well spacing, as well as the right to participate on a 50% basis going forward. Our partner will remain as the operator of the project. As of December 31, 2005 the company has incurred $153,485 of the $600,000.

The Company has not recorded depletion on oil and gas properties as there was no production to December 31, 2005.


6. Share Capital

Authorized:
            100,000,000 common shares at $0.001 par value

                                             2005         2004
                                             -----------------
Issued and outstanding:
473,558 shares (2004 - 473,558)              $473         $473

On December 28, 2004 the shareholders of the Company approved a reverse stock split of 1 for 100 which was affected January 17, 2005. After the split we had 473,558 shares of common stock issued and outstanding.

In connection with the split we increased our authorized common shares to 100,000,000 and amended our articles of incorporation to reflect increase in authorized shares.

As of January 13, 2006 an additional 16,000,000 shares were issued pursuant to two private placements that closed December 22, 2005 (15 million shares, $300,000) and December 30, 2005 (1 million shares, $500,000) respectively. All funds due from these private placements were received by December 31, 2005.

7.   Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows:

Numerator:                                                2005          2004
                                                      -----------    ---------

Numerator for basic and diluted loss per share -
   Loss from continuing operations                       (246,889)   $ (62,613)
--------------------------------------------------------------------------------

Denominator:
Denominator for basic and diluted loss per share -
   Weighted average shares outstanding                    473,558      473,558
--------------------------------------------------------------------------------

Basic and diluted loss per share                      $     (0.52)   $   (0.13)
================================================================================

8. Income Taxes

At December 31, 2005, the Company had approximately $352,046 of net operating loss carry forwards for federal income tax purposes which expire as follows:

U.S. Loss Carry-forwards

Year                                        Net Operating Year Losses

2024                                            $      62,613
2025                                                  112,737
                                                -------------
                                                $     175,030
                                                -------------

Canadian Loss Carry-forwards

Year                                        Net Operating Year Losses

2015                                            $      176,696
                                                --------------

Total Loss Carry-forwards                       $      352,046

At December 31, 2005, the Company had the above loss carry-forwards. These losses represent a future potential tax benefit to the company, however, no deferred tax asset amount has been recognized as it is not more likely than not as of the year end that the company will have future earning sufficient to be able to realize benefit of the above losses.

The Company's ability to utilize its carry forwards may be subject to an annual limitation in future periods under Section 382 of the Internal Revenue Code of 1986, as amended due to changes in ownership.

9.   Related Party Transactions.

An officer-director has acquired 150,000 shares, post split, of the common capital stock issued at the emergence from bankruptcy on April 7, 2004, for $25,000.

Officers and Directors of the company purchased 10,200,000 shares of the common capital stock of the company on December 22, 2005 at $0.02 per share for $204,000. These shares were not issued by the Transfer Agent until January 13, 2006 and are reflected in shareholders' deficiency as part of the caption "Shares Issuable".

For the year end December 31, 2005, Kodiak Energy paid Sicamous Oil & Gas Consultants $49,651. Sicamous Oil & Gas Consultants is a company owned by our Chief Operating Officer, Mr. William Tighe.

For the year end December 31, 2005, Kodiak Energy paid MHC Corporation $31,172. MHC Corporation is a company owned by our Chief Executive Officer, Mark Hlady.

10.  Commitment

The Company entered into a one year service agreement December 1, 2005. Under the terms of the agreement the Company is required to make monthly payments of $5,000.

11.  Subsequent Events

On January 13 the company issued 15,000,000 common shares pursuant to a private placement that closed on December 22, 2005. The shares were issued at $0.02 per share and proceeds of $300,000 were received by December 31, 2005 and have been recorded as shares issuable on the balance sheet.

On January 13 the company issued 1,000,000 shares pursuant to the stock for services compensation plan.

On January 13 the company issued 1,000,000 common shares pursuant to a private placement that closed on December 28, 2005. The shares were issued at $0.50 per share and proceeds of $500,000 were received by December 31, 2005 and have been recorded as shares issuable on the balance sheet.

Subsequent to year end the company issued 933,334 common shares at $1.50 per share for proceeds of $1,400,000 in a private placement.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles in the United States, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

B.      Directors and Executive Officers

Name                   Age        Title
--------------         ---        ------------------------------------

Marc Juliar            26         President, Director

Mark Hlady             47         Chairman and CEO, CFO

William Tighe          54         Chief Operating Officer and Director

Peter Schriber         64         Director

Glenn Watt             31         Director

Mr. Juliar has served as the Company's President, Chief Executive Officer and Chairman of the Board since on April 7, 2004. Mr. Juliar is an independent contractor to the Film, Music Video and T.V. Commercial production business. Mr. Juliar has held many positions in the filming and production business. From 2001 until 2002 Mr. Juliar was a student at the University of Toronto. In 2000 Mr. Juliar was employed by the Bellagio Hotel in Las Vegas. Mr. Juliar was a food and beverage manager. Mr. Juliar attended the University of Toronto located in Toronto, Ontario. On January 13, 2006 Mr. Juliar resigned his positions as president and director of the company.

Mr. Mark Hlady is the Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company. Mr. Halady has held these positions since September 19, 2005. Prior to joining Kodiak Mr. Hlady was the Chief Executive Officer of Fortress Financial Corp., a private Alberta corporation. Mr. Hlady also currently serves as the President of Global Sport Marketing, managing the PGA's annual golf tournament in Calgary, Alberta. Prior to working for Fortress Financial Corp., Mr. Hlady served three terms as Member of the Legislative Assembly for Calgary-Mountain View of Alberta from June 1993 to November 2004. During his term in the Alberta Legislature Mr. Hlady served on many Oil & Gas and energy related committees including; Chair of the Standing Policy Committee on Energy and Sustainable Development for the Province of Alberta, Standing Policy Committee for Natural Resources of Alberta, Canadian Energy Research Institute (CERI),US Energy Council - Foreign Representative (Canada), Alberta Representative to the Alaska Highway Pipeline Committee, Alberta/Alaska

Bilateral Council and Government Representative to the Alberta Land Surveyors Association. Mr. Hlady has a Bachelor of Physical Education from the University of Calgary.

Mr. William Tighe is the Chief Operating Officer and a Director of the Company. Mr. Tighe has held these positions since September 19, 2005. Mr. Tighe's past experience involves more than 28 years in Operations, Maintenance, C&SU, Management and more recently Major/Minor Projects for both Canadian and other International Oil Companies. These experiences were in a variety of field settings from Heavy Oil Institute, to Sour Gas/Liquids Plants in the Alberta/BC and the sub artic, to design offices, construction, C&SU and operation of Large Gas/Liquids Processing in SE Asia. Since 2004 Mr. Tighe has worked for Suncor Energy Ltd. as a Business Services Manager Growth Planning and Development. From 2000 until 2004 Mr. Tighe worked for Petro China International as Operations Development and Commissioning Manager. Prior to that, Mr. Tighe had extensive experience both in Alberta and internationally in the oil and gas industry. Mr. Tighe attended the University of Calgary where he studied general science and computer science. He holds an Interprovincial Power Engineering Certification II Class.

Mr. Glenn Watt has been a director of the company since November 28, 2005. Mr Watt is currently the drilling and completions superintendent for a large royalty trust. He has worked primarily in the Western Canadian Sedimentary Basin. Prior to his current position Mr. Watt worked for another major oil & gas company as a completions superintendent. He has additional field experience working on drilling rigs in Alberta and British Columbia. Mr. Watt has an honors diploma in Petroleum Engineering Technology from the Northern Alberta Institute of Technology and a Bachelor of Applied Petroleum Engineering Technology Degree from the Southern Alberta Institute of Technology.

Mr. Peter Schriber has been a director of the company since November 28,2005. Mr. Schriber is currently an independent financial consultant. Mr. Schriber is active in mergers and acquisitions as well as debt and equity financing for private and public companies. Prior to 1999 Mr. Schriber was a director and partner of a Vancouver based brokerage firm. Prior to that Mr. Schriber was a Vice President and Manager of Corporate Lending with the Canadian division of a Swiss Bank. Mr. Schriber has a degree in Commerce from a Swiss Institution and he graduated as a Fellow of the Institute of Canadian Bankers. Mr. Schriber is also a member of the Canadian Bankers Association.


During the last five years, no officers or directors have been involved in any legal proceedings, bankruptcy proceedings, criminal proceedings or violated any federal or state securities or commodities laws or engaged in any activity that would limit their involvement in any type of business, securities or banking activities.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the outstanding shares of the Company's Common Stock, to file initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of Common Stock with the Commission. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2005, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2005, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons.

AUDIT COMMITTEE AND FINANCIAL EXPERT

We are not required to have and we do not have an Audit Committee. The Company's directors perform some of the same functions of an Audit Committee, such as; recommending an independent registered public accounting firm to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no audit committee financial expert. Our independent directors have financial statement preparation and interpretation ability obtained over the years from their past business experience. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of nature of our current limited operations, we believe the services of a financial expert are not warranted.


CODE OF ETHICS

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

    1) Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

    2) Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to the Securities and Exchange Commission and in other public communications made by the Company.

    3)   Compliance with applicable government laws, rules and regulations.

    4) The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

    5)   Accountability for adherence to the code.

We have not adopted a formal code of ethics statement. The board of directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons who are also the officers and directors and many of the persons employed by the Company are independent contractors general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the year ended December 31, 2005


Summary Compensation Table

Name and Principal                                   All Other
Position               Year     Salary/Consulting   Compensation
------------------     ----     -----------------   ------------

Marc Juliar            2005          $      0          $    0
                       2004          $      0          $    0

Mark Hlady             2005          $ 31,172          $    0

William Tighe          2005          $ 49,651          $    0


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


Name of Beneficial Owner(1)            Number of (2)      Percent of
or Director                           Shares of Class       Class
----------------------------------    ---------------     ----------

Marc Juliar (3)                             150,000          0.91*

Mark Hlady (4)                            1,725,000         10.47%

William Tighe (5)                         3,225,000         19.58%

Glenn Watt (6)                            2,250,000         13.66%

Peter Schriber (7)                        3,000,000         18.21%

1164572 Alberta Limited (8)               1,500,000          9.11%

All directors and executive
officers as a group (five persons)       10,350,000         62.83%

* Less than 1%

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

2. The company closed financings on December 22, 2005 with officers and directors of the corporation. These shares were not issued by the Transfer Agent until January 13, 2006. For financial statement purposes we have 473,558 common shares outstanding at the year end of December 31, 2005. For disclosure purposes in Item 11 we are presenting the shares of the officers and directors as if the had been issued prior to the year end.

3. Shares held directly by Mr. Marc Juliar. Mr. Juliar was the President, and Director of Island Critical Care Corp and Kodiak Energy, Inc. Mr. Juliar resigned all positions with the company on January 13, 2006. The business address for Mr. Juliar is 31 Walmer Rd, Suite 6 Toronto, ON M5R 2W7.

4. Shares held directly by Mr. Mark Hlady. The business address for Mr. Mark Hlady is c/o Kodiak Energy, Inc 734 7th Avenue S.W. Calgary, AB T2P 3P8.

5. Includes 3,225,000 shares held by Sicamous Oil & Gas Consultants a company owned by Mr. William Tighe in which he also has voting and dispositive power over their shares of common stock. The business address for Mr. William Tighe is c/o Kodiak Energy, Inc. 734 7th Avenue S.W. Calgary, AB T2P 3P8.

6. Includes 1,500,000 shares held directly by Mr. Glenn Watt. Includes 750,000 shares held by 697580 Alberta Limited which Mr. Watt has voting and dispositive power over their shares of common stock. The business address for Mr. Glenn Watt is c/o Kodiak Energy, Inc. 734 7th Avenue S.W. Calgary, AB T2P 3P8.

7. Includes 1,500,000 shares held directly by Mr. Peter Schriber. Includes 1,500,000 shares held by Crownfield Investments Inc. which Mr. Schriber has voting and dispositive power over their shares of common stock. The business address for Mr. Peter Schriber is Gotthardstrase 38, ch-8002 Zurich, Switzerland.

8. The business address for 1164572 Alberta Limted is Suite 327, 100, 1039 17th Ave SW Calgary


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 22, 2005, Sicamous Oil & Gas Consultants a company controlled by our Chief Operating Officer, Mr. William Tighe subscribed for 3,225,000 common shares of the company for an aggregate purchase price of $64,500.

On December 22, 2005, Mr. Mark Hlady, our Chief Executive Officer subscribed for 1,725,000 common shares of the company for an aggregate purchase price of $34,500

On December 22, 2005, 697580 Alberta Limited a company controlled by a Director of the company Mr. Glenn Watt subscribed for 750,000 common shares of the company for the price of $15,000. Mr. Glenn Watt also subscribed personally for 1,500,000 common shares of the company for $30,000.

On December 22, 2005, Crownfield Investments, Inc. a company controlled by a Director of the company Mr. Peter Schriber subscribed for 1,500,000 common shares of the company for the price of $30,000. Mr. Schriber also subscribed personally for 1,500,000 common shares of the company for $30,000.

For the year end December 31, 2005, Kodiak Energy paid Sicamous Oil & Gas Consultants $49,651. Sicamous Oil & Gas Consultants is a company owned by our Chief Operating Officer, Mr. William Tighe.

For the year end December 31, 2005, Kodiak Energy paid MHC Corporation $31,172. MHC Corporation is a company owned by our Chief Executive Officer MarkHlady.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

10.1 S-8 stock registration statement dated December 21, 2005 (incorporated by reference to the registrant's Current Report on Form 8-K filed with the Commission on December 21, 2005)
10.2 Stock Purchase Agreement dated December 29, 2005, among Kodiak Energy and various shareholders (incorporated herein by reference to Exhibit
           4.1 to the registrant's Current Report on Form 8-K filed with the Commission on December 29, 2005)

23.1       Consent of Meyers Norris Penny LLP
23.2       Consent of Madsen & Associates; CPA's Inc

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

       b. Reports on Form 8-K filed in the quarter

       On October 4, 2005 we filed an 8K under item 5.02 Election of new directors and officers.
       On October 7, 2005 we filed an 8K under item 1.01 Entry into a material definitive agreement and item 2.01 Completion of acquisition of assets. On November 28, 2005 we filed an 8K under item 1.01 Entry into a material definitive agreement and item 5.02 Election of new directors and officers.
       On December 29, 2005 we filed an 8K under item 1.01 Entry into a material definitive agreement.
       On December 30, 2005 we filed an 8K under item 1.01 Entry into a material definitive agreement.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The company paid audit and financial statement preparation fees for December 31, 2004 totaling $3,650 as well as for each of the fiscal year ended March 31, 2004 and March 31, 2003 to Madsen and Associates, CPA's Inc. our predecessor independent auditors.

For December 31, 2005 the estimated audit fees are $40,000

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

/s/ Mark Hlady
--------------
    Mark Hlady
    Chief Executive Officer and Chief Financial Officer