Form 10QSB
period 2006-03-31
KODIAK ENERGY, INC.
filed 2006-05-23
CIK 1109553

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2006
                                                -------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                     734 7th Avenue S.W. Calgary, AB T2P 3P8
            --------------------------------------------------------
               (Address of principal executive offices - Zip code)

                                 (403) 262-8044
                              --------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

     Yes        No  X
         ---       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes        No  X
         ---       ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Yes  X     No
         ---       ---

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,813,784

Transitional Small Business Disclosure Format (Check one):  Yes      No X
                                                                ---    ---

                               KODIAK ENGERY INC.
                                      INDEX




PART I.  FINANCIAL INFORMATION                                                 3

ITEM 1.  FINANCIAL STATEMENTS                                                  3

          Condensed Consolidated Balance Sheets as of
           March 31, 2006 (unaudited) and March 31, 2005                       3

          Condensed Consolidated Statements of Operations
          (unaudited) for the three months ended
          March 31, 2006 and 2005                                              4

          Condensed Consolidated Statements of Cash Flows
           (unaudited) for the three months ended
           March 31, 2006 and 2005                                             5

          Notes to Condensed Consolidated Financial Statements                 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS          12

ITEM 4.  CONTROLS AND PROCEDURES                                              12

PART II. OTHER INFORMATION                                                    12

ITEM 1.  LEGAL PROCEEDINGS                                                    12

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KODIAK ENERGY, INC.
Consolidated Balance Sheet
(Development Stage Company)

--------------------------------------------------------------------------------
                                                      March 31,     December 31
                                                        2006           2005
                                                    (Unaudited)      (Audited)
--------------------------------------------------------------------------------
Assets

Current Assets:
  Cash  and cash equivalents                        $ 1,032,924     $   235,793
  Other Receivables                                      30,523           6,470
  Prepaid Expenses                                       80,426          57,850
  ------------------------------------------------------------------------------
                                                      1,143,873         300,113
Capital Assets:
  Oil & Gas Properties (Note 3)                         575,923         267,956
  Property & Equipment (Note 3)                          21,281          13,903
  Accumulated Amortization (Note 3)                      (1,748)         (1,075)
  ------------------------------------------------------------------------------
                                                        595,456         280,784
--------------------------------------------------------------------------------
                                                    $ 1,739,329     $   580,897
================================================================================

Liabilities and Shareholders' Deficiency

Current Liabilities:
  Accounts Payable                                  $   155,101     $   101,255
  Accrued Expenses                                        4,590           4,590
  ------------------------------------------------------------------------------
                                                        159,691         105,845

Shareholders' Deficiency

Share Capital:
  Authorized:
    100,000,000 Common Shares
    Par Value .001 Each

  Issued & Outstanding 36,813,784 (Note 4)               36,814             473
  Shares Issuable                                             -         800,000
  Shares Subscription                                  (272,294)              -
  Additional Paid in Capital                          2,229,409          25,750
  Deficit Accumulated During the
   Development Stage                                   (476,568)       (309,502)
  Other Comprehensive Income (Loss)                     (62,277)        (41,669)
  ------------------------------------------------------------------------------
                                                      1,579,638         475,052
--------------------------------------------------------------------------------

                                                    $ 1,739,329     $   580,897
================================================================================

             (See accompanying notes to the unaudited consolidated
                          interim financial statements)

KODIAK ENERGY, INC.
Consolidated Statement of Operations
(Development Stage Company)
(unaudited)


For the Three Months Ended March 31,
--------------------------------------------------------------------------------
                                                                     CUMULATIVE
                                                                       Since
                                                                     Inception
                                                                    Apr 7, 2004
                                                                      through
                                      2006            2005          Mar 31, 2006
--------------------------------------------------------------------------------

Revenue                           $         --    $         --    $         --

Expenses

  Administrative Expenses              175,881           7,128         459,308
--------------------------------------------------------------------------------

  Loss Before Other Expense           (175,881)         (7,128)       (459,308)

Other Income and Expenses
  Amortization of property
   & equipment                          (1,210)              -          (2,285)
  Loss from valuation adjustment             -               -         (25,000)
  Interest Income                       10,025               -          10,025
--------------------------------------------------------------------------------

Net Loss from operations          $   (167,066)   $     (7,128)   $   (476,568)


BASIC AND DILUTED LOSS
 PER COMMON SHARE                 $      (0.01)   $      (0.02)
--------------------------------------------------------------------------------

Weighted average number
 of shares outstanding              25,157,004         473,558







             (See accompanying notes to the unaudited consolidated
                          interim financial statements)

KODIAK ENERGY, INC.
Consolidated Statements of Cash Flows
(Development Stage Company)
(unaudited)



For the Three Months Ended March 31,
--------------------------------------------------------------------------------
                                                                     Inception
                                                                    Apr 7, 2004
                                                                      through
                                             2006        2005       Mar 31, 2006
--------------------------------------------------------------------------------


Operating Activities:
     Net Loss From Operations           $  (167,066)  $    (7,128)  $  (476,568)

Adjustments to reconcile net loss to
 Net cash used in operating activities:
  Amortization of Property & Equipment        1,210             -         2,285
  Contributions To Capital                        -             -           900
  Foreign Currency Translation              103,946             -        62,600
Changes in Non-Cash Working Capital
Components:
  Change In Other Receivables               (24,053)            -        30,523
  Change In Prepaids                        (22,576)            -       (80,426)
  Change In Accounts Payable                 53,846             -       155,100
  Change In Accrued Liabilities                   -         7,128         4,590
  Loss From Valuation Adjustment                  -             -        25,000

--------------------------------------------------------------------------------

Net Cash Used in Operating Activities       (54,693)            -      (337,042)

Investment Activities:
  Additions to Capital Assets              (315,882)            -      (597,740)
--------------------------------------------------------------------------------

Net Cash Used in Investing Activities      (315,882)            -      (597,740)

Financing Activities:
  Shares issuable                                 -             -       800,000
  Proceeds on shares issued               1,167,706             -     1,167,706
--------------------------------------------------------------------------------

Net Cash Used in Financing Activities     1,167,706             -     1,967,706

  Net Cash Increase                         797,131             -     1,032,924

  Cash beginning of Year                    235,793             -             -
--------------------------------------------------------------------------------

  Cash and cash equivalents
   end of Year                          $ 1,032,924   $         -   $ 1,032,924
--------------------------------------------------------------------------------

Cash and cash equivalents consist of
Cash                                                                    332,924
Share investments                                                       700,000
                                                                    ------------
                                                                    $ 1,032,924


   (See accompanying notes to the unaudited consolidated financial statements)

                               KODIAK ENERGY, INC.
        NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 March 31, 2006


1.   ORGANIZATION AND BASIS OF PRESENTATION


The interim information contained herein with respect to the period ended March 31, 2005 and the period ended March 31, 2006 and the period from April 7, 2004 (inception)until March 31, 2006 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for 10QSB and item 310(b) of Regulation S-B. Accordingly, the condensed financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three month period ended March 31, 2006 and since inception. The results are not necessarily indicative of results expected to be expected for the full year. The interim financial statements should be read in conjunction with December 31, 2005 audited annual financial statements.

For the period from inception to March 31, 2006, the Company has an accumulated deficit of $367,568 and has been dependent on equity financing, loans from shareholders and the exchange of stock for services to meet its obligations and sustain operations. The Company is incorporated under the laws of the state of Delaware and is in the development stage and its efforts have been principally devoted to capital raising, organizational infrastructure development, acquisition and drilling of oil and gas properties for the purposes of future extraction of the resources.

On January 17, 2005 the company affected a reverse split of 100 outstanding shares for one share. This report has been prepared showing post split shares

The accompanying consolidated financial statements for the quarter ended March 31, 2006 include the company and its wholly owned subsidiaries (collectively, the "Company", "we", "us" or "our"). All significant inter-company transactions have been eliminated on consolidation

Going Concern
-------------

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

Loss Per Common Share
---------------------

Basic EPS is computed by dividing (loss) income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants, contingent stock, conversion of debentures and preferred stock outstanding. As of March 31, 2006 there were no potentially dilutive instruments issued or outstanding.

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


Oil and Gas Properties
----------------------

The Company follows the successful efforts method of accounting pursuant to FAS 19 (as amended) "Financial Accounting and Reporting by oil and gas producing companies" for costs of oil and gas properties. Under this method, acquisition costs of oil and gas properties and costs of drilling and equipping development wells are capitalized. Costs of drilling exploratory wells are initially capitalized and, if subsequently determined to be unsuccessful, are charges to expenses. All other exploration costs, including geological and geophysical costs and carrying and maintenance cost are charged to exploration expenses when incurred. Producing properties, non-producing and unproven properties are assessed annually, or more frequently as economic events indicated, for potential impairment. This consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions, proven oil and gas properties are reviewed for impairment on a field-by field basis. In addition, management will evaluate the carrying value of non-producing properties. No impairment losses were recognized during the quarter ended March 31, 2006.

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

3. Capital Assets

                                          Accumulated   Net Book     Net Book
                                         depreciation    Value        Value
                                Cost          And       March 31,   December 31,
                                           depletion      2006         2005

Property & Equipment          $  21,281    $  1,748     $ 19,533     $ 12,828

Oil and Gas Properties        $ 575,923       $   -     $575,923     $267,956
                              --------------------------------------------------

Total                         $ 597,204    $  1,748     $595,456     $280,784
                              --------------------------------------------------

4. Share Capital

Authorized:
     100,000,000 common shares at $0.001 par value
                                                                     Additional
                                         Number of                    Paid in
                                           Shares        Value        Capital
                                         ---------------------------------------
Balance at December 31, 2004
March 31, 2005 and
December 31, 2005                           473,558   $       473   $    25,750
Private Placement                        16,000,000   $    16,000   $   784,000
Private Placement                           933,334   $       933   $ 1,399,061
Private Placement                         1,000,000   $     1,000   $    39,000
2:1 Stock split                          18,406,892   $    18,408   $   (18,408)
                                         ---------------------------------------
                                         36,813,784   $    36,814   $ 2,229,409

As of January 13, 2006 an additional 16,000,000 shares were issued pursuant to two private placements that closed December 22, 2005 (15 million shares, $300,000) and December 30, 2005 (1 million shares, $500,000) respectively. All funds due from these private placements were received by December 31, 2005.

As of January 14, 2006, 933,334 shares were issued pursuant to a private placement. As of March 31, 2006 181,259 shares have been issued for which funds have not been received recorded in share subscriptions on the balance sheet at $272,294.

On February 20, 2006 we split our stock 2:1 effecting a stock dividend to our existing shareholders. All shareholders of record on February 14, 2006 received 1 additional share for every share they owned.

5.   Related Party Transactions.

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

PLAN OF OPERATION

The Company had no revenue for the quarters ended March 31, 2006 or 2005. In the quarter ended March 31, 2006 the company drilled two wells on its Manyberries property.

In the next twelve months Kodiak via its wholly owned subsidiaries plans to progressively and methodically develop its asset base.

Kodiak Petroleum, ULC
Kodiak drilled two wells in March of 2006 on the Manyberries property. Kodiak has negotiated an agreement whereby the company will earn 100% of the project after drilling 3 shallow gas wells. To date 2 wells have been drilled. These wells will be tested in the second quarter of 2006 shortly after spring break up is over. We expect to drill the third well in the second or third quarter of 2006. In the next twelve months we plan to drill more shall gas wells and complete a 3D seismic program to prove the existence of deeper oil plays.

In conjunction with our joint venture partner, we are planning a 2D seismic program at the Province project in southeast Alberta. We also plan to drill 1 to 2 locations. We plan to drill in the second quarter of 2006 and tie in to gas lines in the 3rd quarter of 2006. Based on drilling results, similar land acquisitions in the area will be discussed with our joint venture partner. We have allocated $211,000 for this project in the 2nd quarter of 2006.

Kodiak Petroleum (Montana), Ltd.
Our partner is the operator of the Montana shallow gas project. Our partner has identified 3 drilling locations. They are in the process of obtaining licenses, getting leases permitted and sourcing equipment. They expect drilling to commence in the second quarter of 2006. Subsequent to the drilling, any successful wells will be tied into existing facilities in the third quarter of 2006. We have allocated approximately $200,000 for this project for the 2nd quarter of 2006.

Kodiak Petroleum (Utah), Ltd.
Kodiak has signed a letter of intent with Reibanc USA, Inc for 22% of a heavy oil project in the Uinta Basin in Utah. Kodiak will spend $2,000,000 to cover the costs of preliminary engineering, geological work, reports and studies on the Utah assets. This work should take 18 to 24 months to complete.


Financial Condition and Changes in Financial Condition

The Company had no revenues for the quarter ended March 31, 2006.

Net Loss for the quarter ended March 31, 2006 totaled $58,066. The expenses relate to consulting, office, general and administration, legal and accounting.

Net loss for the quarter ended March 31, 2005 totaled $7,128. The expenses relate to office, general and administrative, legal and consulting.

Liquidity and Capital Resources:

Since inception to March 31, 2006, we have funded our operations from the sale of securities and loans from shareholders.

As of March 31, 2006, our assets totaled $2,011,623, which consisted primarily of, cash, oil and gas rights and land. Our total liabilities were $159,691, which were primarily accounts payable. We had stockholders' equity of $1,851,932.

On January 20, 2006 Kodiak Energy raised, $1,400,000 through the sale of 933,334 common shares at a price of $1.50 per share. Kodiak Energy used the funds for drilling 2 wells at the Manyberries property, and general corporate purposes. As at March 31, 2006 the working capital was 1,032,924.

RAISING CAPITAL

The Company currently lacks the capital resources to fully implement and carry out its business plan as described herein. . At some point in the future we expect to raise additional capital, either through debt, equity or any combination thereof. In the event that additional capital is raised at some time in the future, existing shareholders will experience dilution of their interest in the Company

ITEM 3 CONTROLS AND PROCEDURES

Mr. Mark Hlady, the Company's current, CEO and CFO has concluded, based on his evaluation as of a date within 90 days prior to the filing of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 20, 2006, pursuant to subscription agreements, we closed a private placement to two investors of an aggregate of 933,334 common shares at a price of US$1.50 per share, for total proceeds of US$1,400,000. The common shares were issued pursuant to Regulation S ("Regulation S") under the Securities Act of 1933, as amended (the "1933 Act").

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

Subsequent to the March 31, 2006 our subsidiary, Kodiak Petroleum, ULC, drilled to wells in Manyberries Alberta. Results from the two wells are currently being analysed

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

   31.1 - Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 - Certification of Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002

   32   - Certification of President and Chief Financial Officer Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

On January 23, 2006 we filed an 8K under item 1.01 Entry into a Material Definitive Agreement and item 3.02 Unregistered Sale of Equity Securities and item 5.02 Departure of Directors or Principal Officers.

On February 21, 2006 we filed an 8K under item 4 Changes in the Registrants Certifying Accountant.

On March 3, 2006 we filed an 8K/A under item 4 Changes in the Registrants Certifying Accountant amending the 8K filed on February 21, 2006.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              KODIAK ENERGY, INC.
                                               (Registrant)


Dated: May 22, 2006                           By: /s/  Mark Hlady
                                                 -------------------
                                                 Mark Hlady
                                                 CEO, CFO and  Chairman

--------------------------------------------------------------------------------