Form 10QSB
period 2006-06-30
KODIAK ENERGY, INC.
filed 2006-08-24
CIK 1109553

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to_____________

                        Commission file number 0 - 24012


                               KODIAK ENERGY INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                            65-0967706
     -------------------------------            -------------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification No.)


            734 7th Ave S.W. Suite 460, Calgary, AB, T2P 3P8, Canada
            --------------------------------------------------------
               (Address of principal executive offices - Zip code)

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

     As of June 30, 2006, the Registrant had approximately 88,759,428 shares of Common Stock, $.001 par value per share outstanding.

                               KODIAK ENGERY INC.
                                      INDEX



                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                 3

         Condensed Consolidated Balance Sheets as of  June 30, 2006
          (unaudited) and June 30, 2005                                       3

         Condensed Consolidated Statements of Operations (unaudited)
          for the three months and six months ended June 30, 2006
          and 2005                                                            4

         Condensed Consolidated Statements of Cash Flows (unaudited)
          for the six months ended June 30, 2006 and 2005                     5

         Notes to Condensed Consolidated Financial Statements                 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS         13

ITEM 4.  CONTROLS AND PROCEDURES                                             13

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    14

KODIAK ENERGY, INC.
Consolidated Balance Sheets
(Development Stage Company)

-------------------------------------------------------------------------------
                                                 June 30,          December 31
                                                   2006               2005
                                                (Unaudited)         (Audited)
-------------------------------------------------------------------------------
Assets

Current Assets:
     Cash Accounts                             $   1,869,788    $       235,793
     Other Receivables                               117,150              6,470
     Prepaid Expenses                                 72,063             57,850
     --------------------------------------------------------------------------
                                                   2,059,001            300,113
Capital Assets:
     Oil & Gas Properties     (Note 4)             1,254,074            267,956
     Property & Equipment     (Note 4)                28,197             13,903
     Accumulated Amortization (Note 4)                (4,098)            (1,075)
     --------------------------------------------------------------------------
                                                   1,278,173            280,784
-------------------------------------------------------------------------------
                                               $   3,337,174    $       580,897
================================================================================

Liabilities and Shareholders' Deficiency

Current Liabilities:
     Accounts Payable                                 96,638            101,255
     Accrued Liabilities                             163,297              4,590
     --------------------------------------------------------------------------
                                                     259,935            105,845

Asset Retirement Obligations (Note 5)                 53,632                  -

Shareholders' Deficiency

Share Capital:
     Authorized:
          100,000,000 Common Shares
          Par Value .001 Each

     Issued & Outstanding 89,759,428
              (2005 - 473,558)(Note 6)                89,758                473
     Shares Issuable                                       -            800,000
     Additional Paid in Capital                    4,108,200             25,750
     Shares Subscription Receivable                 (85,000)                  -
     Deficit Accumulated during the
     Development Stage                            (1,046,152)          (309,502)
     Other Comprehensive Loss                        (43,199)           (41,669)
     --------------------------------------------------------------------------
                                                   3,023,607            475,052
-------------------------------------------------------------------------------

                                               $   3,337,174    $       580,897
================================================================================

(See accompanying notes to the unaudited consolidated financial statements)

KODIAK ENERGY, INC.
Unaudited Consolidated Statements of Operations
(Development Stage Company)



                                       Three          Three             Six             Six      Cumulative Since
                                       Months         Months           Months         Months         Inception
                                      June 30,       June 30,         June 30,        June 30,     Apr 7, 2004 to
                                        2006           2005             2006            2005       June 30, 2006
                                    ----------------------------------------------------------------------------
REVENUES                            $          -    $          -    $          -    $          -    $          -
                                    ----------------------------------------------------------------------------

EXPENSES
   Administrative                        566,932           1,359         742,813           8,487       1,026,240
                                    ----------------------------------------------------------------------------
   Loss Before Other Expense            (566,932)         (1,359)       (742,813)         (8,487)     (1,026,240)
   Other Income and Expenses
   Depletion, Depreciation and
     Accretion                            (2,597)                         (3,807)                         (4,882)
   Loss from valuation adjustment              -                               -                         (25,000)
   Interest Income                           (55)                          9,970                           9,970
                                    ----------------------------------------------------------------------------
                                          (2,652)              -           6,163               -         (19,912)
                                    ----------------------------------------------------------------------------
NET LOSS                            $   (569,584)   $     (1,359)   $   (736,650)   $     (8,487)   $ (1,046,152)
                                    ============================================================================


BASIC AND DILUTED LOSS PER
COMMON SHARE                        $      (0.01)   $      (0.00)   $      (0.01)   $      (0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                    58,670,571         473,558      50,880,243         473,558




(See accompanying notes to the unaudited consolidated financial statements)

KODIAK ENERGY, INC.
Unaudited Consolidated Statements of Cash Flows
(Development Stage Company)


                                                                                                              Since
                                                 Three        Three            Six             Six           Inception
                                                 Months       Months          Months         Months         Apr 7, 2004
                                                June 30,     June 30,        June 30,       June 30,             to
                                                  2006         2005            2006           2005         June 30, 2006
                                              --------------------------------------------------------------------------
OPERATING ACTIVITIES
NET LOSS                                      $  (569,584)  $     (1,359)  $    (736,650)   $  (8,487)   $    (1,046,152)
Adjustments to reconcile net loss to
net cash used in operating activities:
   Depletion, Depreciation and Accretion            2,597                          3,807                           4,882
   Contributions To Capital                             -                              -                             900
   Foreign Currency Translation                  (105,476)                        (1,530)                        (42,876)
   Compensation                                   337,500                        337,500                         337,500
   Loss From Valuation Adjustment                       -                              -                          25,000
Changes in Non-Cash Working Capital
Components:
  Change In Other Receivables                     (86,627)                      (110,680)                       (117,150)
  Change In Prepaids                                8,363                        (14,213)                        (72,063)
  Change In Accounts Payable                      (21,750)                        32,096                         133,351
  Change In Accrued Liabilities                   158,707          1,359         158,707        8,487            163,297
                                              --------------------------------------------------------------------------
Net Cash Used in Operating Activities            (276,270)             -        (330,963)           -          (613,311)

Investment Activities:
Additions to Capital Assets                      (631,682)                      (947,564)                     (1,229,423)
                                              --------------------------------------------------------------------------
Net Cash Used in Investing Activities            (631,682)                      (947,564)           -         (1,229,423)

Financing Activities
Shares issued for cash                          1,781,529                      2,949,235                       3,749,235
Change In Accounts Payable                        (36,713)                       (36,713)                        (36,713)
                                              --------------------------------------------------------------------------
Net Cash From Financing Activities              1,744,816                      2,912,522            -          3,712,522

Net Cash Increase                                 836,864                      1,633,995                       1,869,788
Cash beginning of Period                        1,032,924                        235,793                               -
                                              --------------------------------------------------------------------------
Cash end of Period                            $ 1,869,788              -   $   1,869,788            -    $     1,869,788
                                              --------------------------------------------------------------------------


(See accompanying notes to the unaudited consolidated financial statements)


                                                            5

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Month Period Ended June 30, 2006
Stated in US dollars


1.   ORGANIZATION AND BASIS OF PRESENTATION


The interim consolidated financial statements include the accounts of Kodiak Energy Inc. and subsidiaries (collectively "Kodiak", the "Company", "we", "us" or "our") for the periods ended June 30, 2006, June 30, 2005 and the period from April 7, 2004 (inception) until June 30, 2006, are presented in accordance with generally accepted accounting principles in the United States of America ("GAAP") on the same basis as the audited consolidated financial statement as at and for the period ended December 31, 2005, except as outlined in Note 3. These interim consolidated financial statements should be read in conjunction with December 31, 2005 audited consolidated financial statements and the notes thereto. Interim results are not necessarily indicative of results expected for the fiscal year. These interim consolidated financial statements have not been audited.

The Company is incorporated under the laws of the state of Delaware. The Company is in the development stage and its efforts have been principally devoted to capital raising, organizational infrastructure development, and acquisitions of oil and gas properties for the purposes of future extraction of the resources from inception.

At the annual general meeting held on July 18, 2006, the shareholders of the Company voted in favor of increasing the authorized common shares to 300,000,000.


Going Concern
-------------

For the period from inception to June 30, 2006 the Company has an accumulated deficit of $1,046,152 and has been dependent on equity financing, loans from shareholders and the exchange of stock for services to meet its obligations and sustain operations.

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



2.   SIGNIFICANT ACCOUNTING POLICIES


Income Taxes
------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.


Loss Per Common Share
---------------------

Basic Earnings per Share ("EPS") is computed by dividing (loss) income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants, contingent stock, conversion of debentures and preferred stock outstanding.

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk.


Financial Instruments
---------------------

The Company's financial instruments, including cash, and accounts payable and accrued liabilities are carried at values that approximate their fair values due to their relatively short maturity period.


Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for valuation of deferred tax assets. The provision for asset retirement obligation as well as management's impairment assessment on its oil and gas properties and other long lived assets are based on estimates and by their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in these estimates, in future periods, could be significant.


Property and Equipment
----------------------

Property and equipment is recorded at cost. Depreciation of assets is provided by use of a declining balance method over the estimated useful lives of the related assets. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred.


Asset Retirement Obligations
----------------------------

The Company recognizes a liability for asset retirement obligations in the period in which they are incurred and/or in which a reasonable estimate of such costs can be made. Asset retirement obligations include those legal obligations where the Company will be required to retire tangible long-lived assets such as producing well sites. The asset retirement obligation is measured at fair value and recorded as a liability and capitalized as part of the cost of the related long-lived asset as an asset retirement cost. The asset retirement obligation accretes until the time the asset retirement obligation is expected to settle while the asset retirement costs for natural gas and crude oil assets are amortized using the unit-of-production method.

Amortization of asset retirement costs and accretion of the asset retirement obligation are included in depletion, depreciation and accretion. Actual asset retirement costs are recorded against the obligation when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred is recorded in depletion, depreciation and accretion.

Share Based Compensation
------------------------

The Company records compensation expense in the Consolidated Financial Statements for share based payments using the fair value method pursuant to Financial Accounting Standards Board Statement ("FASB") No. 123R. The fair value of share-based compensation to employees will be determined using an option pricing model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees are measured based on the fair value of the goods or services received. Stock-based compensation expense is included in general and administrative expense with a corresponding increase to capital in excess of par.

Foreign Currency Translation
----------------------------

The functional currency for the Company's foreign operations is the Canadian dollar. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, while income, expenses and cash flows are translated at the average exchange rates for the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are included in other income/expenses.

3.   CHANGE IN ACCOUNTING POLICY

Oil and Gas Properties
----------------------

The Company was following the successful efforts method of accounting for oil and gas properties pursuant to FAS 19 (as amended) "Financial Accounting and Reporting by oil and gas producing companies" for costs of oil and gas properties. Under this method, acquisition costs of oil and gas properties and costs of drilling and equipping development wells are capitalized. Costs of drilling exploratory wells are initially capitalized and, if subsequently determined to be unsuccessful, are charges to expenses. All other exploration costs, including geological and geophysical costs and carrying and maintenance cost are charged to exploration expenses when incurred. The Company has decided to change the accounting policy for oil and gas properties and adopt the full cost method. There are no adjustments to the prior periods financial statements for this change in accounting policy.

Under the full cost method of accounting for oil and gas operations all costs associated with the exploration for and development of oil and gas reserves are capitalized on a country-by-country basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells, production equipment and overhead charges directly related to acquisition, exploration and development activities. Proceeds from the sale of oil and gas properties are applied against capitalized costs with no gain or loss recognized, unless such a sale would alter the rate of depletion and depreciation by more than 25 percent in a particular country, in which case a gain or loss on disposal is recorded.

Capitalized costs within each country are depleted and depreciated on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers. Oil and gas reserves and production are converted into equivalent units on the basis of 6,000 cubic feet of natural gas to one barrel of oil. Depletion and depreciation is calculated using the capitalized costs, including estimated asset retirement costs, plus the estimated future costs to be incurred in developing proved reserves, net of estimated salvage value.

An impairment loss is recognized in net income if the carrying amount of a country (cost centre) is not recoverable and the carrying amount of the cost center exceeds its fair value. The carrying amount of the cost centre includes the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes and is not recoverable if it exceeds the estimated future net cash flows from proved oil and natural gas reserves discounted at ten percent (net of related tax effects) plus the lower of cost of fair value of unproved properties included in the costs being amortized (or the costs of unproved properties that have been subject to a separate impairment test and contain no probable reserves).

Costs of acquiring and evaluating unproved properties and major development projects are initially excluded from the depletion and depreciation calculation until it is determined whether or not proved reserves can be assigned to such properties. Costs of unproved properties and major development projects are transferred to depletable costs based on the percentage of reserves assigned to each project over the expected total reserves when the project was initiated. These costs are assessed periodically to ascertain whether impairment has occurred.

Some of the Company's oil and gas activities are conducted jointly with others. The accounts reflect only the Company's proportionate interest in such activities.

4.   CAPITAL ASSETS
                                        Accumulated    Net Book      Net Book
                                       depreciation     Value         Value
                                           and         June 30,     December 31,
                             Cost       depletion        2006          2005
                          ----------   ------------   ----------    ------------
Property and Equipment    $   28,197    $    4,098    $   24,099    $   12,828

Oil and Gas Properties     1,254,074             -     1,254,074       267,956
                          ----------   ------------   ----------    ------------
Total                     $1,282,271    $    4,098    $1,278,173    $  280,784
                          ----------   ------------   ----------    ------------

All oil and gas properties are unproven as of June 30, 2006 therefore no depletion has been calculated.


5.   ASSET RETIREMENT OBLIGATIONS


Changes in the carrying amounts of the asset retirement obligations associated with the Company's oil and natural gas properties are as follows:

                                                                          2006
                                                                         -------
Asset retirement obligations, December 31, 2005                               -
Obligations incurred during period                                       52,822
Obligations settled during the period                                         -
Accretion                                                                   858
Foreign exchange gain/(loss)                                                (48)
                                                                         -------
Asset retirement obligations, June 30, 2006                              53,632
                                                                         -------


6.   SHARE CAPITAL

Authorized:
       100,000,000 common shares at $0.001 par value

                                                                    Additional
                                                                      Paid in
                                           Number        Value        Capital
                                         ----------   -----------   -----------
Balance at June 30, 2005 and
 December 31, 2005                          473,558   $       473   $    25,750
Private Placement, net of issue costs    16,000,000        16,000       756,501
Private Placement, net of issue costs       933,324           933     1,259,066
Shares issued for service                 1,000,000         1,000        39,000
2:1 Stock split                          18,407,362        18,407       (18,407)
Shares issued for service, net of costs   7,500,000         7,500       324,474
2:1 Stock split                          44,315,184        44,315       (44,315)
Private Placement, net of issue costs     1,130,000         1,130     1,766,131
                                         ----------   -----------   -----------
Balance June 30, 2006                    89,759,428   $    89,758   $ 4,108,200
                                         ----------   -----------   -----------


At the annual general meeting held on July 18, 2006, the shareholders of the Company voted in favor of increasing the authorized common shares to 300,000,000.

On January 13, 2006, 16,000,000 shares of common stock were issued pursuant to two private placements that closed December 22, 2005 (15 million shares, for gross proceeds of $300,000) and December 30, 2005 (1 million shares, for gross proceeds of $500,000) respectively, recorded as "Shares Issuable" at December 31, 2005 as the shares were not issued until January 13, 2006. All funds due from these private placements were received by December 31, 2005.

The Company closed a private placement in January for 933,324 common shares at a price of $1.50 per share for gross proceeds of $1,400,000.

On February 20, 2006 the Company's stock split forward by paying a stock dividend to our existing shareholders. All shareholders of record on February 14, 2006 received 1 dividend share for every share they owned amounting to 18,407,362 shares of common stock issued.

During 2006, the Company issued 8,500,000 common shares, pursuant to an S8 registration, for services provided to the Company that have been recorded under the provisions of SFAS No. 123R relating to transactions with non-employees where the fair value of the services rendered has been recorded as an expense and an increase in capital in excess par.

On May 1, 2006 the Company's stock split forward by paying a stock dividend to our existing shareholders. All shareholders of record on April 28, 2006 received 1 dividend share for every share they owned amounting to 44,315,184 shares of common stock issued.


The Company closed a private placement in June for 1,130,000 units at a price of $1.70 per unit for gross proceeds of $1,921,000. Each unit entitled the subscriber to one common share of the Company and one warrant. An amount of $85,000 is receivable from a subscriber at June 30, 2006.


Warrants

Pursuant to a private placement in June, 2006 the Company has 1,130,000 warrants outstanding as of June 30, 2006. Each warrant entitles the warrant holder to exchange one warrant for one common share at a price of $2.50 until June 30, 2008 and $3.50 from July 1, 2008 to June 30, 2011.


7.   RELATED PARTY TRANSACTIONS

Officers and Directors of the Company purchased 10,200,000 ($0.02 per share for $204,000) common shares and 50,000 ($0.50 per share for $25,000) common shares of the Company in the December, 2005 private placements. These shares were not issued by the transfer agent until January 13, 2006 and were reflected in shareholders' deficiency as part of the caption "Shares Issuable" at December 31, 2005.

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

PLAN OF OPERATION

The Company had no revenue for the quarters ended June 30, 2006 or 2005. In the next twelve months Kodiak plans to progressively and methodically develop its asset base.

Canada
Kodiak drilled two wells in March of 2006 on the Manyberries property. Kodiak has negotiated an agreement whereby the company will earn 100% of the project after drilling 3 shallow gas wells. To date, 2 wells have been drilled and one recompleted and a substantial amount of seismic information purchased and processed. We expect to drill the third well in the third quarter of 2006. In the next twelve months we plan to drill more shallow gas wells and complete a 3D seismic program to prove the existence of deeper oil plays. Upon confirmation of sufficient reserves, pipelines will be constructed to tie the wells into existing systems.

For the Granlea (Province) property a 2D seismic program was completed, a well drilled/completed to the Sawtooth formation and a completion of a pipeline tie in is expected in late Q3. The well will be placed on production at that time. Based on production results, additional drilling and land acquisitions in the area will be discussed with our joint venture partner.

Montana
Our partner is the operator of the Montana shallow gas project and three drilling locations have been identified. They are in the process of obtaining the last license, and equipment has been sourced. We expect drilling to commence in the third quarter of 2006. Subsequent to the drilling, any successful wells will be tied into existing facilities in the third quarter of 2006. We have allocated approximately $400,000 for this project for the 3nd quarter of 2006.

Utah
Kodiak has signed a letter of intent with Flair Petroleum (Reibanc USA) for 22% of a Heavy Oil Project. Subject to, and subsequent to, due diligence on the leases and an executed joint venture agreement, Kodiak will fund up to $2,000,000 for a feasibility study consisting of geological work, preliminary engineering and studies, to support the subsequent development of the project. This work would take approximately 18 to 24 months to complete, once initiated.


Financial Condition and Changes in Financial Condition

The Company had no revenues for the quarter ended June 30, 2006.

Net Loss for the quarter ended June 30, 2006 totaled $569,584. The majority of the net loss relates to $337,500 for common shares issued for services provided to the Company that have been recorded under the provisions of SFAS No. 123R relating to transactions with non-employees where the fair value of the services rendered has been recorded as an expense with an increase in capital in excess par. Other administrative expenses relate to consulting, public company expenses, general and administration and legal.

Net loss for the quarter ended June 30, 2005 totaled $1,359. The expenses relate to general and administrative costs.

Liquidity and Capital Resources:

Since inception to June 30, 2006, we have funded our operations from the sale of securities and loans from shareholders.

As of June 30, 2006, our assets totaled $3,337,174, which consisted primarily of cash from the June private placement, oil and gas rights and land in Canada and Montana. Our total liabilities were $259,935, which were primarily accounts payable for administrative expenses and for financing costs for the June private placement. We had stockholders' equity of $3,023,607.

On January 20, 2006 Kodiak Energy raised gross proceeds of $1,400,000 through the sale of 933,324 common shares at a price of $1.50 per share. Kodiak Energy used the funds for drilling 2 wells at the Manyberries property, and general corporate purposes. On June 30 Kodiak Energy raised gross proceeds of $1,921,000 through the sale of 1,130,000 units at a price of $1.70 per share. The units consisted of one common share and one warrant to purchase a share for $2.50 until June 30, 2008 and $3.50 from July 1, 2008 until June 30, 2011. The funds will be used for further development of the Company's land holdings as well as general corporate purposes. As at June 30, 2006 the working capital was $1,799,066.

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

PP Information

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 18, 2006, Kodiak Energy held its annual shareholders meeting. At the meeting the shareholders voted in favour of four proposals put to them, listed below.

The shareholders elected the following persons to act as directors until the next meeting of the shareholders; Mark Hlady, William Tighe, Glenn Watt, Peter Schriber and Marvin Jones.

The shareholders approved the stock option plan of Kodiak Energy, Inc.

The shareholders approved an amendment to the certificate of incorporation to change the name of the company to "Kodiak Petroleum Ltd.

The shareholders also approved an amendment to the certificate of incorporation to increase the number of shares of authorized common stock from 100,000,000 to 300,000,000.

Item 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

   31.1 - Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 - Certification of Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002

   32   - Certification of President and Chief Financial Officer Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

On April 27, 2006 we filed an 8K under item 5.02 Election of Directors and Appointment of Principal Officers.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              KODIAK ENERGY, INC.
                                               (Registrant)


Dated: August 23, 2006                           By: /s/  Mark Hlady
                                                 -------------------
                                                 Mark Hlady
                                                 CEO, CFO and Chairman

--------------------------------------------------------------------------------