Form 10KSB/A
period 2005-12-31
KODIAK ENERGY, INC.
filed 2006-12-14
CIK 1109553

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company experienced a net loss in the amount of $1,133,790 for the fiscal year ended December 31, 2005.

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2005, was 474,028 shares, held by approximately 780 stockholders.

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

In this form 10KSB, references to the "Company," "we," "us," and "our" refer to Kodiak Energy, Inc.

This 10KSB/A is being refiled to amend and restate the financial statements as at December 31, 2005 and for the year then ended to correct errors found in accounting for transactions and errors in applying the accounting policy for accounting for oil and gas assets. The changes to correct the errors are reflected in the following sections noted below:

-        December 31, 2005 financial statements
-        Disclosure of related party transactions
-        Management Discussion and Analysis
-        Controls and Procedures

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

Item 4.  Submission of Matters to a Vote of Security Holders ................10


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters ...........10

Item 6.  Management's Discussion and Analysis or Plan of Operation ..........11

Item 7.  Financial Statements ...............................................15

Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure ...........................................32

Item 8A. Controls and Procedures.............................................32


PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act ..................33

Item 10. Executive Compensation .............................................36

Item 11. Security Ownership of Certain Beneficial Owners and
         Management..........................................................36

Item 12. Certain Relationships and Related Transactions .....................37

Item 13. Exhibits and Reports on Form 8-K ...................................38

Item 14. Principal Accountants Fees and Services.............................39

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

WE ARE A DEVELOPMENT STAGE COMPANY IMPLEMENTING A NEW BUSINESS PLAN.

We are a development stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the years ended December 31, 2005 and 2004, we reported losses of $1,133,790 and $62,613, respectively. In addition, our consolidated financial statements for the years ended December 31, 2004, and 2005 contained a going concern qualification and we cannot give any assurances that we can achieve profits from operations.

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

RECENT SALES OF UNREGISTERED SECURITIES

As at December 31, 2005 there were 474,028 shares of common stock issued and outstanding.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company is no longer operating as Island Critical Care, the "Predecessor Company", and has emerged from Bankruptcy protection as a development stage oil & gas company with no assets and liabilities. Accordingly, the Company has prepared this Plan of Operations to discuss its current plans. Upon emergence from bankruptcy the Company adopted Fresh Start Accounting so operational results of the "predecessor" are not included in this filing. All dollar values are expressed in United States dollars unless otherwise stated.

The Company had no revenue for the years ended December 31, 2005 or 2004. The company is an exploration stage company and we expect to begin drilling in 2006.

Administrative expenses for the year ended December 31, 2005 totaled $323,744 representing public company costs for SEC reporting compliance, audit and legal fees and consulting costs for the CEO, COO, and services performed for investor relations activity and accounting fees. The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we progress with our evaluation process of oil and gas prospects.

Administrative expenses for the year ended December 31, 2004 totaled $54,567 representing public company costs for SEC reporting compliance, audit and legal fees and consulting costs for the CEO, COO, and services performed for investor relations activity and accounting fees. The remaining expenses relate to office, general administrative and stock transfer agent fees.

Interest expense of $808,811 for the year ended December 31, 2005 (December 31, 2004 - nil) represented by a beneficial conversion feature of $808,811 calculated on convertible debt of $41,189 representing the difference between the conversion price and the fair value of the common stock at the commitment date. Additional Paid in Capital increased by this same amount.

Property, Plant and Equipment

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

A standard farm in agreement has been negotiated by Kodiak to pay outstanding licensing fees of $60,000 CAD, re-complete a previously drilled well and initiate a three well shallow gas drilling program in the first and second quarter of 2006. Kodiak will earn a 100% working interest and become operator of the properties in return for an 11% gross overriding royalty to Great North Oil. The first two items have been completed and the drilling program initiated. Licensing is complete and drilling rigs booked for completion of work expected by April 30, 2006. At December 31, 2005 $29,816 in capital costs were expended for this project.

Province - Southeast Alberta

Kodiak Energy Inc, in conjunction with a Joint Venture partner, purchased 2 sections or 1280 acres gross (640 net to Kodiak) P&NG rights at a government land sale on September 22, 2005 (net $83,782 to Kodiak). The development plan includes 2D seismic on the acquired property, followed up with 1 to 2 drilling locations. This is expected to use public information from previously drilled and logged wells on the sections. The seismic has been completed, and results showed the formations, that were the target of the land sale, are as expected. A lease has been developed and work is ongoing to source a drilling rig as soon as possible.

Montana

Kodiak Energy Inc. has a joint venture agreement where we committed to pay 100% of the capital costs of the seismic and a 3 to 4 well drilling program of the initial phase to a maximum of US $600,000. Kodiak will earn a 50% working interest in the wells and well spacing, as well as the right to participate on a 50% basis going forward. Our partner will remain as the operator of the project. As of December 31, 2005 the Company has incurred $132,000 of the $600,000.

Total oil and gas properties for the activity noted above totaled $250,318 at December 31, 2005 and are all unproven properties which have been excluded from costs being amortized.

Liquidity and Capital Resources:

Since inception to December 31, 2005, we have funded our operations from the sale of securities and loans from a shareholders.

At December 31, 2005 the Company had convertible debt of $41,189 which is non-interest bearing and is convertible to common shares of the company pursuant to the stock for services compensation plan. A beneficial conversion feature of $808,811 was calculated on the debt representing the difference between the conversion price and the fair value of the common stock at the commitment date. This amount is recorded as interest expense and an increase in additional paid in capital.

As of December 31, 2005, our assets totaled $556,330, which consisted primarily of oil and gas mineral rights and related equipment. Our total liabilities were $223,601 which are primarily accrued payables for audit and accounting fees and capital expenditures at Manyberries. We had an accumulated deficit of $(1,196,403). Kodiak Energy, Inc. has working capital at December 31, 2005 of $47,576.

In January, 2006 the Company sold 933,334 common shares for $1.50 per share with gross proceeds of $1,400,000. We believe that we will have sufficient working capital to begin drilling the Manyberries property and Montana property. We may require additional capital in order to begin operations at additional well sites in the future. In addition, we may require funds for additional acquisitions, and will require funds for exploration and development of additionally acquired prospects.

ITEM 7.  FINANCIAL STATEMENTS

Report of Independent Registered
Public Accounting Firm

To the Board of Directors and the Shareholders of Kodiak Energy, Inc.

We have audited the accompanying consolidated balance sheet of Kodiak Energy, Inc. (The "Company") as of December 31, 2005 and the consolidated statements of operations, stockholder's equity and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2004, before the restatement described in Note 5, were audited by other auditors whose report dated January 25, 2005 expressed an unqualified opinion on those statements.

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

As discussed more fully in Note 2, the consolidated financial statements as of and for the year ended December 31, 2005 have been restated to reflect changes resulting in the lack of the Company's adequate procedures necessary to ensure that records were maintained in reasonable details to fairly reflect the transactions of the Company in the start up phase of operations.

As discussed in Note 1 to the consolidated financial statements, the Company's ability to continue as a going concern is dependent on obtaining sufficient working capital to fund future operations. Management's plan in regard to these matters is also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 4 to the consolidated financial statements, the Company has changed its method of accounting for oil and gas properties.


MEYERS NORRIS PENNY LLP

/s/ MEYERS NORRIS PENNY LLP

Chartered Accountants
Calgary, Canada
April 7, 2006

With respect to Note 2, 2005 Restatement,
And Note 14 Subsequent Events
Dated November 30, 2006

KODIAK ENERGY, INC.
Consolidated Balance Sheet
(Development Stage Company
Going Concern Uncertainty - Note 1)


-------------------------------------------------------------------------------
                                                                 December 31
                                                                    2005
                                                                 (Restated -
                                                                   Note 2)
-------------------------------------------------------------------------------
Assets

Current Assets
     Cash                                                     $      190,651
     Other Receivables                                                12,676
     Prepaid Expenses                                                 67,850
     --------------------------------------------------------------------------
                                                                     271,177

Other Assets (Note 6)                                                 20,249

Property, Plant & Equipment
     Oil & Gas Properties     (Note 8)                               250,318
     ($250,318 unproven properties excluded from
       costs amortized)
     Furniture & Fixtures     (Note 8)                                15,821
     Accumulated Amortization (Note 8)                                (1,235)
     --------------------------------------------------------------------------
                                                                     264,904
-------------------------------------------------------------------------------
                                                                     556,330
================================================================================


Liabilities and Shareholders' Equity (Deficiency)

Current Liabilities
     Accounts Payable                                                 28,553
     Accrued Expenses                                                153,859
     Convertible debt (Note 9)                                        41,189
     --------------------------------------------------------------------------
                                                                     223,601

Shareholders' Equity

Share Capital
     Authorized
          100,000,000 Common Shares
          Par Value .001 Each

     Issued & Outstanding 474,028(Note 10)                               474
         Share Subscription receivable                               (72,000)
         Shares to be Issued (Note 10 & 13)                          773,637
     Additional Paid in Capital (Note 10)                            834,561
     Deficit Accumulated During the
       Development Stage                                          (1,196,402)
     Accumulated Other Comprehensive Loss                             (7,540)
-------------------------------------------------------------------------------
                                                                     332,729
-------------------------------------------------------------------------------

                                                              $      556,330
================================================================================

 (See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Consolidated Statements of Operations
(Development Stage Company
Going Concern Uncertainty - Note 1)

--------------------------------------------------------------------------------

                                                                    Cumulative
                                                                       Since
                                                                    Inception
                                     Year Ended                     Apr 7, 2004
                                     December 31     Period from      through
                                        2005       Apr 7, 2004 to  Dec 31, 2005
                                     (Restated -     December 31    (Restated-
                                       Note 2)          2004          Note 2)
--------------------------------------------------------------------------------


Expenses
    Administrative Expenses          $   323,744     $    37,613   $    361,357
    Interest Expense (Note 9)            808,811               -        808,811
--------------------------------------------------------------------------------

  Loss Before Other Expense           (1,132,555)        (37,613)    (1,170,168)

Other Income and Expenses
    Amortization of furniture
      & fixtures                          (1,235)              -         (1,235)
    Loss from valuation
      adjustment                               -         (25,000)       (25,000)
--------------------------------------------------------------------------------


Net Loss                             $(1,133,790)    $   (62,613)  $ (1,196,403)


Basic and diluted loss
    per common share (Note 11)       $     (2.39)    $     (0.13)
--------------------------------------------------------------------------------

Weighted average number of shares
outstanding                              474,028         474,028
                                     -----------     -----------


(See accompanying notes to the consolidated financial statements)


KODIAK ENERGY, INC.
(Development Stage Company
Going Concern Uncertainty - Note 1)
Consolidated Statements of Stockholders' (Deficiency)/Equity
Period April 7, 2004 (Date of Inception) to December 31, 2005

---------------------------------------------------------------------------------------------------------------------------

                                                                   Deficit        Accumulated
                                                                 Accumulated         Other                       Total
                                                                 during the      Comprehensive     Shares     Shareholder's
                           Number of             Additional   Development Stage      Loss         Issuable       Equity
                            Common                Paid in        (Restated -      (Restated-     (Restated-    (Restated-
                            shares    Amount      Capital          Note 2)          Note 2)        Note 2)       Note 2)
                          -------------------------------------------------------------------------------------------------
Pre Bankruptcy              321,028  $    324  $  1,813,853   $     (1,814,176)              -            -              -
Fresh Start Adjustments                          (1,813,853)         1,814,176   $        (324)           -              -
                          -------------------------------------------------------------------------------------------------
Balance at April 7, 2004    321,028       324             -                  -            (324)                          -
Issuance of
common stock                150,000       150        24,850                  -               -            -         25,000
Contributions to
to capital                                  -           900                  -               -            -            900
Net loss                                    -             -            (62,613)              -            -        (62,613)
---------------------------------------------------------------------------------------------------------------------------
Balance at Dec 31, 2004     474,028       474        25,750            (62,613)           (324)           -        (36,713)
===========================================================================================================================

Net loss                                    -             -         (1,133,790)              -            -     (1,133,790)
Beneficial conversion of
debt                                        -       808,811                  -               -            -        808,811
Foreign currency
translation                                 -             -                  -          (7,216)           -         (7,216)
Shares to be issued                         -             -                  -               -      773,637        773,637
Share subscription receivable               -             -                  -               -      (72,000)       (72,000)
---------------------------------------------------------------------------------------------------------------------------
Balance at Dec 31, 2005     474,028  $    474  $    834,561   $     (1,196,402)  $      (7,540)     701,637   $    332,729
===========================================================================================================================


(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Consolidated Statements of Cash Flows
(Development Stage Company
Going Concern Uncertainty - Note 1)

--------------------------------------------------------------------------------
                                                                     Inception
                                        Year Ended                  Apr 7, 2004
                                        December 31    Period from    through
                                           2005     Apr 7, 2004 to  Dec 31, 2005
                                        (Restated -    December 31  (Restated-
                                          Note 2)         2004          Note 2)
--------------------------------------------------------------------------------


Operating Activities
     Net Loss                           $ (1,133,790)  $  (62,613) $ (1,196,403)
Adjustments to reconcile net loss to
net cash used in operating activities:
     Amortization of furniture &
       equipment                               1,235            -         1,235
     Interest Expense                        808,811                    808,811
     Contributions To Capital                      -          900           900
     Foreign Currency Translation             (7,216)           -        (7,216)
Changes in Non-Cash Working Capital
Components:
     Change In Other Receivables             (12,676)           -       (12,676)
     Change In Prepaid Expenses              (57,850)           -       (57,850)
     Change In Accounts Payable               21,553            -        21,553
     Change In Accrued Expenses               72,786       36,713       109,499
     Loss From Valuation Adjustment                -       25,000        25,000
--------------------------------------------------------------------------------

Net Cash Used in Operating Activities       (307,147)           -      (307,147)

Investment Activities
     Additions to Property, Plant &
       Equip.                               (266,139)           -      (266,139)
     Additions to Other Assets               (20,249)           -       (20,249)
     Accounts payable                          7,000            -         7,000
     Change In Accrued Expenses               44,360            -        44,360
--------------------------------------------------------------------------------

Net Cash Used in Investing Activities       (235,028)           -      (235,028)

Financing Activity
     Shares to be Issued                     773,637            -       773,637
     Share Subscription receivable           (72,000)           -       (72,000)
         Change In Prepaid Expenses          (10,000)           -       (10,000)
     Convertible debt                         41,189            -        41,189
--------------------------------------------------------------------------------

Net Cash Provided by Financing Activity      732,826            -       732,826

     Net Cash Increase                       190,651            -       190,651

     Cash beginning of Period                      -            -             -
--------------------------------------------------------------------------------

     Cash end of Period                 $    190,651   $        -  $    190,651
--------------------------------------------------------------------------------


(See accompanying notes to the consolidated financial statements)

                               KODIAK ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


1.    ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements include the accounts of Kodiak Energy Inc. and subsidiaries (collectively "Kodiak", the "Company", "we", "us" or "our") as at December 31 2005 and for the year ended December 31, 2005, the period from April 7, 2004 to December 31, 2004 and for the cumulative period from April 7, 2004 (inception) until December 31, 2005, presented in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

The Company was incorporated under the laws of the state of Delaware on December 15, 1999 under the name "Island Critical Care, Corp." with authorized common stock of 50,000,000 shares with a par value of $.001. On December 30, 2004 the name was changed to "Kodiak Energy, Inc." and the authorized common stock was increased to 100,000,000 shares with the same par value. On January 17, 2005 the Company affected a reverse split of 100 outstanding shares for one share. These consolidated financial statements have been prepared showing post split shares from inception. The Company was engaged in the development of the manufacture and distribution of medical instrumentation and it became inactive after the bankruptcy outlined below.

The Company is in the development stage and its efforts have been principally devoted to capital raising, organizational infrastructure development, and acquisitions of oil and gas properties for the purposes of future extraction of the resources.

Bankruptcy
----------

On February 5, 2003 the Company filed a petition for bankruptcy in the District of Prince Edward Island, Division No. 01-Prince Edward Island Court No. 1713, Estate No. 51-104460, titled "Island Critical Care Corp.". The Company emerged from bankruptcy pursuant to a Bankruptcy Court Order entered on April 7, 2004 with no remaining assets or liabilities and adopted Fresh Start Accounting per
Note 5.

The terms of the bankruptcy settlement included the authorization for the issuance of 150,000 post split restricted common shares in exchange for $25,000, which was paid into the bankruptcy court by the recipient of the shares.

The Company emerged from bankruptcy as a development stage company.

Going Concern Uncertainty
-------------------------

These consolidated financial statements have been prepared assuming the Company will continue as a going concern, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company has not generated positive cash flow since inception and has incurred recurring operating losses and will need working capital for its future planned activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to finance ongoing operations. The management of the Company has developed a strategy to address this uncertainty, including additional loans from officers, and equity funding, however there are no assurances that any such financing could be obtained on favorable terms, if at all.

2.    2005 RESTATEMENT

In November 2006, we determined that it was necessary to restate our financial results for the year ending December 31, 2005 and for the periods ending March 31, 2006 and June 30, 2006. The purpose of the restatements is to correct errors found in accounting for transactions resulting from a lack of adequate procedures necessary to ensure that records were maintained in reasonable detail to fairly reflect the transactions of the Company in the start up phase of operations. More specifically the errors found are outlined as follows:

      * Capitalization of items which should have been expensed under the successful efforts method of accounting for oil and gas property
      * Not recognizing the beneficial conversion feature of debt payable in common shares of the Company
      * Certain expenses paid after year end not being accrued for at period end
      *   Expensing costs relating to issuance of common shares
      * Calculation errors made in the translation of Canadian operations to U.S. dollars

The Company's quarterly reporting in 2005 was not affected as the operations of the Company commenced in the fourth quarter.

In addition to the above noted errors, the Company changed their policy for accounting for oil and gas properties as explained in Note 4.

Effects of the restatement by line item follow:

Consolidated Balance Sheet

                            December 31,
                               2005                     Change in   December 31,
                           As Previously   Impact of    Accounting     2005
                             Reported        Errors       Policy    As Restated
                           -----------------------------------------------------
Cash                       $    235,793   $   (45,142)              $   190,651
Other Receivables                 6,470         6,206                    12,676
Prepaid Expenses                 57,850        10,000                    67,850
Total Current Assets            300,113       (28,936)                  271,177

Other Assets                          -        20,249                    20,249

Oil & Gas Properties            267,956      (149,638)  $  132,000      250,318
Furniture and Fixtures           13,903         1,918                    15,821
Accumulated Amortization         (1,075)         (160)                   (1,235)
Total Property, Plant &
  Equipment                     280,784      (147,880)     132,000      264,904
Total Assets                    580,897      (156,567)     132,000      556,330

Accounts Payable                101,255       (72,702)                   28,553
Accrued Expenses                  4,590       149,269                   153,859
Convertible debt                      -        41,189                    41,189
Total Current Liabilities       105,845       117,756                   223,601

Shares to be issued             800,000        26,263                   773,637
Share subscription
    receivable                        -       (72,000)           -      (72,000)
Additional paid in
    capital                      25,750       808,811                   834,561
Deficit Accumulated
    During the
    Development Stage          (309,502)   (1,018,901)     132,000   (1,196,403)
Accumulated Other
   Comprehensive Loss           (41,669)       34,130                    (7,540)
Total Shareholders'
   Equity                       475,052      (274,323)     132,000      332,729
Total Liabilities &
   Shareholders' Equity    $    580,897   $  (156,567)  $  132,000  $   556,330

Consolidated Statement of Operations


                           Year Ended
                          Dec 31, 2005                 Change in    Year Ended
                          As Previously   Impact of    Accounting   Dec 31, 2005
                            Reported        Errors       Policy     As Restated
                          ------------------------------------------------------
Administrative Expense    $     245,814   $   209,930  $  (132,000) $   323,744

Interest Expense                      -       808,811            -      808,811

Loss Before Other Expense      (245,814)   (1,018,741)     132,000   (1,132,555)

Amortization of Furniture
  & Fixtures                     (1,075)         (160)           -       (1,235)
Net Loss                  $    (246,889)  $(1,018,901) $   132,000  $(1,133,790)
Basic & Diluted Loss per
  Share                   $       (0.52)  $     (2.15) $      0.28  $     (2.39)


Consolidated Statement of Stockholders' Equity
Period April 7, 2004 (Date of Inception) to December 31, 2005

                              Deficit
                            Accumulated   Accumulated
              Additional    during the      Other                     Total
               Paid in      Development  Comprehensive    Shares   Shareholders'
               Capital         Stage         Loss        Issuable     Equity
             -------------------------------------------------------------------
Balance
December 31,
2005 as
Previously
Reported      $  25,750    $   (309,502)  $   (41,669)  $  800,000   $ 475.052

Impact of
Errors          808,811      (1,018,901)       34,129      (98,363)   (274,323)

Change in
Accounting
Policy                -         132,000             -            -     132,000

Balance
December 31,
2005 as
Restated        834,561    $ (1,196,402)  $    (7,540)  $  701,637   $ 332,729

Consolidated Statement of Cash Flow

                         Year Ended                                 Year Ended
                      December 31, 2005               Change in    December 31,
                        As Previously    Impact of   Accounting        2005
                          Reported         Errors       Policy      As Restated
                      ----------------------------------------------------------

Net Loss                $    (246,889)  $(1,018,901)  $ 132,000    $ (1,133,790)
   Amortization of
     Furniture &
     Fixtures                   1,075           160                       1,235
   Compensation Expense             -       808,811                     808,811
   Foreign Currency
     Translation              (41,346)       34,130                      (7,216)
   Change in Other
     Receivables               (6,470)       (6,206)                    (12,676)
   Change in Accounts
     Payable                   64,542       (42,989)                     21,553
   Change in Accrued
     Expenses                   4,590        68,196                      72,786
   Change in
Cash Used in Operating
  Activity                   (282,348)     (115,610)    132,000        (307,147)

Investing Activities
   Additions to Property,
Plant & Equip.               (281,859)     (116,280)    132,000        (266,139)
   Additions to Other
     Assets                         -       (20,249)                    (20,249)
   Accounts Payable                 -         7,000                       7,000
   Change in Accrued
     Expenses                                44,360                      44,360
Cash Used in Investing
  Activities                 (281,859)      (85,169)    132,000        (235,028)

Financing Activities
   Shares to be Issued        800,000       (98,363)                    773,637
   Share Subscription
     receivable                                                         (72,000)
   Change in Prepaid
     Expenses                 (10,000)                                  (10,000)
   Convertible Debt                 -        41,189                      41,189
Cash Provided by
Financing Activities          800,000      (108,363)                    732,826

Net Cash Increase             235,793      (309,142)    264,000         190,651
Cash End of  Period     $     235,793     ($309,142)   $264,000        $190,651

The impact of the errors and change in accounting policy on the period from April 7, 2004 to December 31, 2005 is identical to the impact for the year ended December 31, 2005 as noted in the above schedules. There was no impact on the December 31, 2004 balance sheet.


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Change in Fiscal Year
---------------------

The Company changed its fiscal year end during 2004 from March 31 to December
31.

Income Taxes
------------

Income taxes are determined using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Loss Per Common Share
---------------------

Basic income/loss per common share is computed by dividing net(loss)/income by the weighted average number of common shares outstanding for the period. Diluted income/loss per common share is computed after giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants, contingent stock, conversion of debentures and preferred stock outstanding. As of December 31, 2005 there were no potentially dilutive instruments issued or outstanding.

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration of credit risk or related financial credit risk.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for valuation of deferred tax assets.

Furniture and Fixtures
----------------------

Furniture and fixtures are recorded at cost. Amortization of assets is provided by use of the straight-line method over the estimated useful lives of the related assets of three to five years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred.

Oil and Gas Properties
----------------------

The Company follows the full cost method to account for oil and gas properties as disclosed in Note 3.

Asset Retirement Obligations
----------------------------

The Company recognizes a liability for asset retirement obligations in the period in which they are incurred and in which a reasonable estimate of such costs can be made. Asset retirement obligations include those legal obligations where the Company will be required to retire tangible long-lived assets such as producing well sites. The asset retirement obligation is measured at fair value and recorded as a liability and capitalized as part of the cost of the related long-lived asset as an asset retirement cost. The asset retirement obligation accretes until the time the asset retirement obligation is expected to settle while the asset retirement costs included in oil and gas properties are amortized using the unit-of-production method. As drilling has not yet commenced, the Company has not recognized an asset retirement obligation.

Amortization of asset retirement costs and accretion of the asset retirement obligation are included in depletion, amortization and accretion. Actual asset retirement costs are recorded against the obligation when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred is recorded in depletion, amortization and accretion.

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

Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonable estimated. To date the Company has not recognized any environmental obligations as we are not actively producing.

Foreign Currency Translation
----------------------------

The functional currency for the Company's foreign operations is the Canadian dollar. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income/loss. Gains or losses resulting from foreign currency transactions are included in other income/expenses.

Share Based Compensation
------------------------

The Company records compensation expense in the Consolidated Financial Statements for share based payments using the fair value method pursuant to Financial Accounting Standards Board Statement ("FASB") No. 123R. The fair value of share-based compensation to employees will be determined using an option pricing model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees are measured based on the fair value of the common shares. Stock-based compensation expense is included in general and administrative expense with a corresponding increase to capital in excess of par.

Recent Accounting Pronouncements
--------------------------------

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which addresses the issue of measuring compensation cost associated with Share Based Payment plans. This statement requires that compensation resulting from all such plans, for public entities, be measured at fair value using an option pricing model whereas previously certain plans could be measured using either a fair value based method or an intrinsic value method. The revision is intended to increase the consistency and comparability of financial results by only allowing one method of application. This revised standard is effective for the first annual reporting period beginning after June 15, 2005 for awards granted on or after the effective date. The initial adoption of this statement will not have an impact on the consolidated financial position or results of operation as the Company to date has not granted any options to employees. However, going forward, as the Company grants options, it expects that the impact may be material. The Company has not yet determined the method of adoption. In addition, the Company has not yet determined the impact of FAS 123R on its compensation policies or plans, if any.

In May 2005, the FASB issued SFAS No. 154 "Accounting Change and Error Corrections." This statement replaces APB No. 20 and SFAS No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing the accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements for voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have a significant impact on the consolidated results of operations or financial position.

4.    CHANGE IN ACCOUNTING POLICY

Oil and Gas Properties
----------------------

The Company was following the successful efforts method of accounting for oil and gas properties pursuant to FAS 19 (as amended) "Financial Accounting and Reporting by Oil and Gas Production Companies" for costs of oil and gas properties. Under this method, acquisition costs of oil and gas properties and costs of drilling and equipping development wells are capitalized. Costs of drilling exploratory wells are initially capitalized and, if subsequently determined to be unsuccessful, are charged to expenses. All other exploration costs, including geological and geophysical costs and carrying and maintenance costs are charged to exploration expenses when incurred. The Company has decided to change the accounting policy for oil and gas properties and adopt the full cost method to better reflect the assets on a country by country basis.

Under the full cost method of accounting for oil and gas operations all costs associated with the exploration for and development of oil and gas reserves are capitalized on a country-by-country basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells, production equipment and overhead charges directly related to acquisition, exploration and development activities. Proceeds from the sale of oil and gas properties are applied against capitalized costs with no gain or loss recognized, unless such a sale would significantly alter the rate of depletion and depreciation by more than 25 percent in a particular country, in which case a gain or loss on disposal is recorded.

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

An impairment loss is recognized in net income if the carrying amount of a cost centre exceeds the "cost centre ceiling". The carrying amount of the cost centre includes the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes and the cost centre ceiling is the present value of the estimated future net cash flows from proved oil and natural gas reserves discounted at ten percent (net of related tax effects) plus the lower of cost or fair value of unproved properties included in the costs being amortized (and/or the costs of unproved properties that have been subject to a separate impairment test and contain no probable reserves). The prior years' financial statements are not affected as there were no oil and gas assets. The change is preferable so the Company's financial position is more comparable to its peers in the oil and gas industry.

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

The impact of this change in accounting policy on the consolidated financial statements for the year ended December 31, 2005 has been described in Note 2.

5.    FRESH START ACCOUNTING

The Company adopted fresh start accounting pursuant to guidance provided by the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code"

(SOP 90-7). For financial reporting purposes, the effective date of the Plan of Reorganization was considered to be April 7, 2004. In accordance with the principles of fresh start accounting, the Company had adjusted its assets and liabilities to their estimated fair values as of April 7, 2004. The net effect of all fresh start accounting adjustments resulted in an other comprehensive loss of $323, which is reflected as an adjustment to the Company's results for the period April 1, 2004 to April 6, 2004.

Due to changes in the structure of the Company and the application of fresh start accounting as a result of the consummation of the Plan, the consolidated financial statements of the Company issued prior to the Plan implementation are not presented. The capital stock of the predecessor company was not extinguished as part of the bankruptcy order. There were 32,402,800, pre split, shares outstanding prior to the bankruptcy. As part of the proceedings the Trustee acquired 10,054,000 of those shares and subsequent to the bankruptcy these shares were sold to parties who were not shareholders of the predecessor company. These shares plus the 15,000,000 pre split shares issued pursuant to the bankruptcy order, also to a party not previously a shareholder of the predecessor company, resulted in 47,402,800, pre split, shares being issued and outstanding with 52% of those being owned by shareholders who did not previously own shares in the predecessor company. As a result, this caused a change in control and thus the ability to adopt Fresh Start Accounting.

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

Income Statement
                                           Cumulative since
                                               inception
                                            April 7, 2004 to    Cumulative since
                                           December 31, 2004      Inception to
                                             as previously     December 31, 2004
                                               reported           as restated

Revenue                                    $          24,708    $            --
Cost of sales                                         20,346                 --
                                           -----------------    ---------------
                                                       4,362                 --
Expenses
  Administrative                                      49,370             37,613
  Depreciation and amortization                       16,967                 --
                                           -----------------    ---------------
                                                      66,337             37,613

Loss before other expenses                           (61,975)           (37,613)

Other income and expenses
  Gain on disposal of assets                         230,490                 --
  Loss from valuation adj. of assets                 (25,000)           (25,000)
  Interest expense                                       (99)                --
                                           -----------------    ---------------
                                           $         143,416    $       (62,613)
                                           =================    ===============

Balance Sheet                         As previously reported     As Restated
                                         December 31, 2004    December 31, 2004
Assets
Current assets                             $         --         $          --
  Cash                                               --                    --
                                      -----------------------------------------
  Total  assets                                      --                    --

Liabilities and Stockholders
Deficiency
Current liabilities
  Accounts payable - related
  parties                                  $     36,713         $      36,713
                                      -----------------------------------------
  Total current liabilities                      36,713                36,713

Stockholders deficiency

Common stock
1,000,000 shares authorized, at
$.001 par value 474,028 shares
issued & outstanding                                474                   474
Additional Paid in Capital                    1,839,602                25,750
Accumulated deficit                          (1,876,789)              (62,613)
Accum. Other Comprehensive Loss                      --                  (324)
                                      -----------------------------------------
Total stockholders' deficiency                  (36,713)              (36,713)


6.    OTHER ASSETS

Other Assets in the amount of $20,249 represents a long term deposit required by regulatory authorities for environmental obligations for well abandonment and restoration in Alberta.


7.    FINANCIAL INSTRUMENTS

The Company's financial instruments, including cash, other receivables, and accounts payable are carried at values that approximate their fair values due to their relatively short maturity periods.


8.    PROPERTY, PLANT & EQUIPMENT

                                                     Accumulated      Balance
                                                    depreciation      December
                           Balance     Additions    And depletion     31, 2005
                           December  (As Restated-  (As Restated-  (As Restated-
                           31, 2004     Note 2)         Note 2)        Note 2)
Canada:
Oil and gas properties    $      --   $   118,318    $        --    $   118,318
United States:
Oil and gas properties           --       132,000             --        132,000
                          ------------------------------------------------------

Sub-Total                        --       250,318             --        250,318
                          ------------------------------------------------------

Furniture & fixtures             --        15,821          1,235         14,586
                          ------------------------------------------------------

Property, Plant & Equip.  $      --   $   266,139    $     1,235    $   264,904
                          ------------------------------------------------------

There were $250,318 of unproved properties at December 31, 2006 that were excluded from the depletion pool.

9.    CONVERTIBLE DEBT

Debt of $41,189 is non-interest bearing and is convertible to common shares of the Company pursuant to the stock for services compensation plan. A beneficial conversion feature of $808,811 was calculated on the debt representing the difference between the conversion price and the fair value of the common stock at the commitment date. This amount is recorded as interest expense and an increase in additional paid in capital.

10.   SHARE CAPITAL

Authorized:
            100,000,000 common shares at $0.001 par value

                                              2005             2004
                                             ------           ------
Issued and outstanding:
474,028 shares (2004 - 474,028)              $  474           $  474

On December 28, 2004 the shareholders of the Company approved a reverse stock split of 1 for 100 which was affected January 17, 2005. After the split we had 474,028 shares of common stock issued and outstanding.

In connection with the split we increased our authorized common shares to 100,000,000 and amended our articles of incorporation to reflect increase in authorized shares.

As of January 13, 2006 an additional 16,000,000 shares were issued pursuant to two private placements of which a portion closed December 22, 2005 (13,650,000 shares for gross proceeds of $273,000 - Note 13) and December 30, 2005 (910,000 shares, $455,000) respectively reported as "Shares to be Issued" at December 31, 2005 in the amount of $701,637 (net of share issue costs of $26,363) as the share certificates were not issued until January 13, 2006.

Additional Paid in Capital totaled $834,561 which included a beneficial conversion feature of $808,811 calculated on convertible debt (Note 9) representing the difference between the conversion price and the fair value of the common stock at the commitment date.

11.   LOSS PER SHARE

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows:

Numerator:                                                2005           2004
                                                       As Restated
                                                         Note 2
Numerator for basic and diluted loss per share
   Net Loss                                            (1,113,790)      (62,613)
--------------------------------------------------------------------------------
Denominator:
Denominator for basic and diluted loss per share
   Weighted average shares outstanding                    474,028       474,028
--------------------------------------------------------------------------------
Basic and diluted loss per share                      $     (2.39)   $    (0.13)
================================================================================

12.   INCOME TAXES

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes, which requires the establishment of deferred tax assets and liabilities for the recognition of future deductions or taxable amounts and operating loss and tax credit carry forwards. Deferred federal income tax expense or benefit is recognized as a result of the change in the deferred tax asset or liability during the year using the currently enacted tax laws and rates that apply to the period in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax assets to the amounts that will more likely than not be realized.

The Company's provision for income taxes reflects the U.S. federal income taxes calculated at the federal statutory rate of 35%, U.S. state taxes calculated at the statutory rate of 7% net of any federal income tax benefit and the Canadian taxes calculated at their federal and provincial combined rates of 41% net of any U.S. federal income tax benefits. These rates closely approximate the Company's respective effective tax rates.

At December 31, 2005, the Company's deferred tax asset is attributable to its net operating loss carry forward of approximately $400,000, which will expire if not utilized in 2025. Of this amount, approximately $139,000 is attributable to the Company's Canadian operations. As reflected below, this benefit has been fully offset by a valuation allowance based on management's determination that it is more likely than not that some or all of this benefit will be realized.

For the year ended December 31, 2005, the period April 7, 2004 through December 31, 2004 and for the cumulative from inception period of April 7, 2004 through December 31, 2005, a reconciliation of income tax benefit at the U.S. federal statutory rate to income tax benefit at the Company's effective tax rates is as follows.

                                            2005         2004      Cumulative
                                         ---------    ---------    ----------

Income tax benefit at statutory rate     $ 396,826    $  21,915    $  418,741
Permanent Differences                     (280,419)                  (280,419)
State tax benefit, net of
 federal taxes                               8,527        2,746        11,273
Foreign taxes, net of federal benefit       (1,935)                    (1,935)
Change in valuation allowance             (122,999)     (24,661)     (147,660)
                                         ---------    ---------    ----------

Income tax benefit at effective rate     $       -    $       -    $        -
                                         =========    =========    ==========


13.   RELATED PARTY TRANSACTIONS

An officer-director has acquired 150,000 shares, post split, of the common capital stock issued at the emergence from bankruptcy on April 7, 2004, for $25,000.

Officers and directors of the Company purchased 10,200,000 shares of the common capital stock of the Company on December 22, 2005 at $0.02 per share for $204,000. These shares were not issued by the Transfer Agent until January 13, 2006 and are reflected in shareholders' equity as part of the caption "Shares to be Issued".

For the year end December 31, 2005, the Company paid Sicamous Oil & Gas Consultants $40,744 for consulting services rendered by the COO. Sicamous Oil & Gas Consultants is a company owned by our Chief Operating Officer, Mr. William Tighe.

For the year end December 31, 2005, the Company paid MHC Corporation $27,897 for consulting services rendered by the CEO. MHC Corporation is a company owned by our Chief Executive Officer, Mark Hlady.

During the year ended December 31, 2005 the Company paid $131,156 to companies which beneficially own 9.1% of the Company for investor relations services and commission on a private placement. Investor relations services in the amount of $54,793 are included in Administrative Expense and $26,363 were commissions on a private placement included in Additional Paid in Capital and a retainer in the amount of $50,000 in Prepaid Expenses.

14.   SUBSEQUENT EVENTS

On January 13 the Company issued 15,000,000 common shares pursuant to a private placement that closed on December 22, 2005. The shares were issued at $0.02 per share and proceeds of $300,000 were received by December 31, 2005 for this private placement.

On January 13 the Company issued 1,000,000 shares pursuant to the stock for services compensation plan.

On January 13 the Company issued 1,000,000 common shares pursuant to a private placement that closed on December 28, 2005. The shares were issued at $0.50 per share and proceeds of $500,000 were received by December 31, 2005 for this private placement.

On January 13 the Company issued 933,334 common shares at $1.50 per share for gross proceeds of $1,400,000 in a private placement. The private placement was closed on January 20, 2006 and funds were received subsequent to year end.

On February 20, 2006 the Company's stock split forward by paying a stock dividend to our existing shareholders. All shareholders of record on February 14, 2006 received 1 dividend share for every share they owned amounting to 18,407,362 shares of common stock issued.

In April, 2006 the Company issued 7,500,000 common shares pursuant to the stock for services compensation plan.

On May 1, 2006 the Company's stock split forward by paying a stock dividend to our existing shareholders. All shareholders of record on April 28, 2006 received 1 dividend share for every share they owned amounting to 44,315,184 shares of common stock issued.

The Company closed a private placement in June, 2006 for 1,130,000 units at a price of $1.70 per unit for gross proceeds of $1,921,000. Each unit entitled the subscriber to one common share of the Company and one warrant. Each warrant entitles the warrant holder to exchange one warrant for one common share at a price of $2.50 until June 30, 2008 and $3.50 from July 1, 2008 to June 30, 2011.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 8A. CONTROLS AND PROCEDURES

Restatement

During the process of preparing for the Company's third quarter financial report the CFO identified errors in the accounting records that originated in the fourth quarter of 2005, the first quarter ended March 31, 2006 and the second quarter ended June 30, 2006. The errors arose as a result of a lack of adequate procedures and documentation necessary to ensure that records were maintained in reasonable detail to fairly reflect the transactions of the Company in the start up phase of operations.

After discussing these matters with management the CFO recommended to the Audit Committee that previously reported financial results be restated to reflect correction of these errors. The Audit Committee agreed with this recommendation. Pursuant to the recommendation of the Audit Committee, the Board of Directors determined at its meeting on November 3, 2006, that previously reported results for the Company be restated to correct these errors and, in light of the restatement, that the financial statements and other information referred to above should no longer be relied upon.

Evaluation of Disclosure Controls and Procedures

The CFO evaluated the disclosure controls and procedures and identified a lack of sufficient procedures, documentation and qualified personnel to ensure the records fairly reflected the transactions of the Company resulting in a material weakness in the Company's internal control over financial reporting. Solely as a result of the material weakness, management concluded that the disclosure controls and procedures were not effective as of December 31, 2005, March 31, 2006 or June 30, 2006.

Remediation of Material Weakness in Internal Control

As of the date of this filing the CFO is in the process of designing disclosure controls and procedures to be implemented to ensure the records fairly reflect the transactions of the Company. The remedial actions include:

      *   Designing adequate disclosure controls and procedures for the Company
      *   Implementing the disclosure controls and procedures
      * Testing the effectiveness of the implemented disclosure controls and procedures
      * Reporting the results of the tests of effectiveness to management, Audit Committee and Board of Directors

In connection with the amended Form 10-K, under the direction of the Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are not effective.

As previously reported, there was no change in our internal control over financial reporting during the quarter year ended December 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to June 30, 2006, we are taking the remedial actions described above.

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

Mr. Peter Schriber has been a director of the company since November 28, 2005. Mr. Schriber is currently an independent financial consultant. Mr. Schriber is active in mergers and acquisitions as well as debt and equity financing for private and public companies. Prior to 1999 Mr. Schriber was a director and partner of a Vancouver based brokerage firm. Prior to that Mr. Schriber was a Vice President and Manager of Corporate Lending with the Canadian division of a Swiss Bank. Mr. Schriber has a degree in Commerce from a Swiss Institution and he graduated as a Fellow of the Institute of Canadian Bankers. Mr. Schriber is also a member of the Canadian Bankers Association.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the year ended December 31, 2005

Summary Compensation Table

Name and Principal                                   All Other
Position               Year     Salary/Consulting   Compensation
------------------     ----     -----------------   ------------

Marc Juliar            2005          $      0          $    0
                       2004          $      0          $    0

Mark Hlady             2005          $ 27,897          $    0

William Tighe          2005          $ 40,744          $    0


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

8. The business address for 1164572 Alberta Limited is Suite 327, 100, 1039 17th Ave SW Calgary

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

For the year end December 31, 2005, Kodiak Energy paid Sicamous Oil & Gas Consultants $49,651. Sicamous Oil & Gas Consultants is a company owned by our Chief Operating Officer, Mr. William Tighe. Mr. William Tighe owes the Company $6,529 at the end of the year for excess advances for Company expenses.

For the year end December 31, 2005, Kodiak Energy paid MHC Corporation $31,172. MHC Corporation is a company owned by our Chief Executive Officer Mark Hlady.

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

For December 31, 2005 the audit fees were $82,000

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

--------------------------------------------------------------------------------