Form 10QSB/A
period 2006-03-31
KODIAK ENERGY, INC.
filed 2006-12-14
CIK 1109553

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006
                                                 --------------

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

     Yes  X     No
         ---       ---

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,813,704

Transitional Small Business Disclosure Format (Check one):  Yes      No X
                                                                ---    ---

This 10KSB/A is being refiled to amend and restate the financial statements as at December 31, 2005 and March 31, 2006 and for the periods then ended to correct errors found in accounting for transactions. The changes to correct the errors are reflected in the following sections noted below:

   -   March 31, 2006 financial statements
   -   Disclosure of related party transactions
   -   Management Discussion and Analysis
   -   Controls and Procedures

                               KODIAK ENGERY INC.
                                      INDEX




PART I.  FINANCIAL INFORMATION                                                 3

ITEM 1.  FINANCIAL STATEMENTS                                                  3

          Condensed Consolidated Balance Sheets as of
           March 31, 2006 (unaudited) and March 31, 2005                       3

          Condensed Consolidated Statements of Operations
          (unaudited) for the three months ended
          March 31, 2006 and 2005                                              4

          Condensed Consolidated Statements of Cash Flows
           (unaudited) for the three months ended
           March 31, 2006 and 2005                                             5

          Notes to Condensed Consolidated Financial Statements                 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            12

ITEM 3.  CONTROLS AND PROCEDURES                                              13

PART II. OTHER INFORMATION                                                    14

ITEM 1.  LEGAL PROCEEDINGS                                                    14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   14

ITEM 5.  OTHER INFORMATION                                                    14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     14

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



KODIAK ENERGY, INC.
Consolidated Balance Sheets
(Development Stage Company
Going Concern Uncertainty - Note 1)

--------------------------------------------------------------------------------
                                                  March 31,       December 31,
                                                   2006               2005
                                                (Unaudited)        (Audited)
                                                 (Restated-        (Restated-
                                                  Note 2)            Note 2)
--------------------------------------------------------------------------------
Assets

Current Assets
     Cash and Cash Equivalents                $     783,885       $     190,651
     Other Receivables                               83,515              12,676
     Prepaid Expenses                                68,911              67,850
     ---------------------------------------------------------------------------
                                                    936,311             271,177
Other Assets (Note 4)                                23,061              20,249
--------------------------------------------------------------------------------
                                                    959,372             291,426
--------------------------------------------------------------------------------
Property, Plant & Equipment
     Oil & Gas Properties      (Note 4)             798,501             250,318
     ($798,501 unproven properties excluded
         from costs Amortized: Dec 31,
         2005 - $250,318))
     Furniture & Fixtures      (Note 4)              17,769              15,821
     Accumulated Amortization  (Note 4)              (2,615)             (1,235)
--------------------------------------------------------------------------------
                                                    813,655             264,904
--------------------------------------------------------------------------------
                                                  1,773,027             556,330
================================================================================

Liabilities and Shareholders' Equity
  (Deficiency)

Current Liabilities
     Accounts Payable                               237,485              28,553
     Accrued Expenses                               118,087             153,859
     Convertible Debt (Note 5)                            -              41,189
     ---------------------------------------------------------------------------
                                                    355,572             223,601

Asset Retirement Obligation  (Note 6)                48,227                   -
--------------------------------------------------------------------------------
                                                    403,799             223,601
--------------------------------------------------------------------------------

Shareholders' Equity (Deficiency)

Share Capital
     Authorized:
          100,000,000 Common Shares
          Par Value .001 Each

     Issued & Outstanding 36,814,704
      (2005 474,028) (Note 7)                        36,814                 474
     Share Subscriptions Receivable (Note 7)       (140,000)            (72,000)
     Shares to be Issued (Note 7)                         -             773,637
     Additional Paid in Capital (Note 7)          2,872,065             834,561
     Deficit Accumulated During the
           Development Stage                     (1,395,084)         (1,196,403)
     Accumulated Other Comprehensive Loss            (4,567)             (7,540)
     ---------------------------------------------------------------------------
                                                  1,369,228             332,729
--------------------------------------------------------------------------------

                                              $   1,773,027       $     556,330
================================================================================

 (See accompanying notes to the unaudited consolidated financial statements)

KODIAK ENERGY, INC.
Consolidated Statements of Operations - Unaudited
(Development Stage Company
Going Concern Uncertainty - Note 1)


--------------------------------------------------------------------------------
For the Three Months ended March 31
                                                                   CUMULATIVE
                                                                 Since Inception
                                                                   Apr 7, 2004
                                                                     through
                                              2006                 Mar 31, 2006
                                           (Restated-               (Restated-
                                             Note 2)     2005         Note 2
--------------------------------------------------------------------------------


Expenses

     Administrative Expenses              $   196,412   $  7,128    $   557,769
     Interest Expense                               -          -        808,811
--------------------------------------------------------------------------------

   Loss Before Other Expense                 (196,412)    (7,128)    (1,366,580)

Other Income and Expenses
     Amortization of furniture & fixtures      (2,269)        -          (3,504)
     Loss from valuation adjustment                 -         -         (25,000)
--------------------------------------------------------------------------------

Net Loss                                  $  (198,681)  $ (7,128)   $(1,395,084)


Basic and diluted loss per common share   $     (0.01)  $  (0.02)
--------------------------------------------------------------------------------

Weighted average number of shares
     outstanding                           23,763,875    474,028


(See accompanying notes to the unaudited consolidated financial statements)

KODIAK ENERGY, INC.
Consolidated Statements of Cash Flows - Unaudited
(Development Stage Company
Going Concern Uncertainty - Note 1)

--------------------------------------------------------------------------------
For the Three Months ended March 31

                                                                    CUMULATIVE
                                                                 Since Inception
                                                                   Apr 7, 2004
                                                                     through
                                               2006                Mar 31, 2006
                                            (Restated-              (Restated-
                                              Note 2)     2005        Note 2
--------------------------------------------------------------------------------

Operating Activities
     Net Loss                              $ (198,681)  $ (7,128)  $ (1,395,084)

Adjustments to reconcile net loss to
net cash used in operating activities
     Amortization of Furniture & Fixtures       2,269          -          3,504
     Interest Expense                               -          -        808,811
     Contributions To Capital                       -          -            900
     Foreign Currency Translation               2,973          -         (4,243)
Changes in Non-Cash Working Capital
Components:
     Change In Other Receivables              (70,839)         -        (83,515)
     Change In Prepaid Expenses                (1,061)         -        (58,911)
     Change In Accounts Payable               (19,554)         -          2,000
     Change In Accrued Expenses                 8,588      7,128        118,087
     Loss From Valuation Adjustment                 -          -         25,000
--------------------------------------------------------------------------------

Net Cash Used in Operating Activities        (276,304)         -       (583,451)

Investment Activities
     Additions to Property, Plant & Equip    (502,793)         -       (768,933)
     Additions to Other Assets                 (2,812)         -        (23,061)
     Change In Accounts Payable               228,484          -        235,484
     Change In Accrued Expenses               (44,360)         -              -
--------------------------------------------------------------------------------

Net Cash Used in Investing Activities        (321,482)         -       (556,510)

Financing Activities
     Shares issued                          2,073,846          -      2,073,846
Change In Share
     Subscriptions
     Receivable                               (68,000)         -       (140,000)
     Change In Prepaid Expenses                     -          -        (10,000)
         Shares to be issued                 (773,637)
         Change In Convertible Debt           (41,189)         -              -
--------------------------------------------------------------------------------

Net Cash Provided by Financing Activities   1,191,020          -      1,923,846

     Net Cash Increase                        593,234          -        783,885
     Cash beginning of Period                 190,651          -              -
--------------------------------------------------------------------------------

     Cash end of Year                      $  783,885   $      -   $    783,885
--------------------------------------------------------------------------------

Cash consists of:
Cash                                       $  317,275
Term Deposits                                 466,610
                                           ----------
                                           $  783,885

 (See accompanying notes to the unaudited consolidated financial statements)

                               KODIAK ENERGY, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006


1.   ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY


The interim consolidated financial statements include the accounts of Kodiak Energy Inc. and subsidiaries (collectively "Kodiak", the "Company", "we", "us" or "our") as at March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and March 31, 2005 and the period from April 7, 2004 (inception) until March 31, 2006, presented in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). on the same basis as the audited consolidated financial statement as at and for the period ended December 31, 2005, except as outlined in Note 2. These interim consolidated financial statements should be read in conjunction with December 31, 2005 audited consolidated financial statements and the notes thereto. Interim results are not necessarily indicative of results expected for the fiscal year. These interim consolidated financial statements have not been audited.

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

Bankruptcy
----------

On February 5, 2003 the Company filed a petition for bankruptcy in the District of Prince Edward Island, Division No. 01-Prince Edward Island Court No. 1713, Estate No. 51-104460, titled "Island Critical Care Corp.". The Company emerged from bankruptcy pursuant to a Bankruptcy Court Order entered on April 7, 2004 with no remaining assets or liabilities and adopted Fresh Start Accounting.

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

Effects of the restatement by line item follow:

Consolidated Balance Sheet
                                      March 31,
                                        2006
                                         As                           March 31,
                                     Previously      Impact of          2006
                                      Reported         Errors        As Restated
                                    --------------------------------------------
Cash  and Cash Equivalents          $ 1,032,924     $  (249,039)    $   783,885
Other Receivables                        30,523          52,992          83,515
Prepaid Expenses                         80,426         (11,515)         68,911
Total Current Assets                  1,143,873        (207,562)        936,311

Other Assets                                  -          23,061          23,061

Oil & Gas Properties                    575,923         222,578         798,501
Furniture & Fixtures                     21,281          (3,512)         17,769
Accumulated Amortization                 (1,748)           (867)         (2,615)
Total Property, Plant
  & Equipment                           595,456         218,199         813,655
Total Assets                          1,739,329          33,698       1,773,027

Accounts Payable                        155,101          82,383         237,485
Accrued Expenses                          4,590         113,497         118,087
Total Current Liabilities               159,691         195,880         355,572

Asset Retirement Obligation                  --          48,227          48,227

Shares Subscription Receivable         (272,294)        132,294        (140,000)
Additional Paid in Capital            2,229,409         642,656       2,872,065
Deficit Accumulated during
 the Development Stage                 (476,568)       (918,516)     (1,395,024)
Accumulated Other Comprehensive
 Loss                                    62,277         (66,843)         (4,566)
Total Shareholders' Equity            1,579,638        (210,409)      1,369,228
Total Liabilities & Shareholders'
  Equity                            $ 1,739,329     $    33,698     $ 1,773,027

For the impact of the errors on the December 31, 2005 balance sheet refer to the Amended Form 10-KSB for the year ended December 31, 2005.

Consolidated Statement of Operations

                                    Three Months
                                        Ended                     Three Months
                                   March 31, 2006                     Ended
                                    As Previously   Impact of    March 31, 2006
                                      Reported        Errors       As Restated
                                   ---------------------------------------------
Administrative Expense                $ 175,881     $  20,531       $ 196,412


Loss Before Other Expenses             (175,881)    $ (20,531)       (196,412)

Amortization of Furniture
  & Fixtures                             (1,210)       (1,059)         (2,269)
Interest Income                          10,025       (10,025)              -
Net Loss                              $(167,066)    $ (31,615)      $(198,681)
Basic and Diluted Loss per
  Share                               $   (0.01)            -       $   (0.01)


Consolidated Statement of Cash Flow

                                     Three Months
                                        Ended                     Three Months
                                    March 31, 2006                    Ended
                                    As Previously    Impact of    March 31, 2006
                                       Reported        Errors       As Restated
                                    --------------------------------------------
Operating Activities

Net Loss                            $  (167,066)    $   (31,615)    $  (198,681)

Amortization of Furniture
  & Fixtures                              1,210           1,059           2,269

Foreign Currency Translation            103,946        (100,973)          2,973

Change in Other Receivables             (24,053)        (46,786)        (70,839)

Change in  Prepaid Expenses             (22,576)         21,515          (1,061)

Change in Accounts Payable               53,846         (73,399)        (19,553)

Change in Accrued Expenses                    -           8,588           8,588

Change in Convertible Debt                    -         (41,189)        (41,189)

Net Cash Used in Operations             (54,693)       (262,800)       (317,493)

Investment Activities

Additions to Property, Plant
  & Equipment                          (315,882)       (186,912)       (502,794)
Other Assets                                  -          (2,812)         (2,812)

Change in Accounts Payable                    -         228,484         228,484
Change in Accrued Expenses                    -         (44,360)        (44,360)

Net Cash Used in Investing             (315,882)         (5,600)       (321,482)

Financing Activities

Shares Issued                           906,140       2,073,846
Shares to be Issued                   1,167,706        (773,637)        773,637
Change in Other Receivables                   -         (68,000)        (68,000)

Net Cash Provided by Financing        1,167,706          64,503       1,232,209


Net Cash Increase                       797,131        (203,897)        593,234

Cash Beginning of Period                235,793         (45,142)        190,651

Cash End of Period                  $ 1,032,924     $  (249,039)    $   783,885

For the impact of the errors on the Cumulative Since Inception April 7, 2004 to March 31, 2006 refer to the impact of the errors in the Amended Form 10K/A for the year ended December 31, 2005 and including the errors noted above.

3.   OTHER ASSETS

Other Assets in the amount of $23,061 represents a long term deposit required by regulatory authorities for environmental obligations for well abandonment and restoration in Alberta.

4.   PROPERTY, PLANT & EQUIPMENT

                                                       Net Book      Net Book
                                        Accumulated     Value          Value
                                       depreciation    March 31,    December 31,
                            Cost       and depletion     2006          2005
                        (As Restated-  (As Restated- (As Restated- (As Restated-
                           Note 2)        Note 2)        Note 2)       Note 2)
Canada:
Oil and gas properties    $ 666,501      $      --     $  666,501    $ 118,318
United States:
Oil and gas properties      132,000             --        132,000      132,000
                        --------------------------------------------------------
Sub-Total                   798,501             --        798,501      250,318
                        --------------------------------------------------------

Furniture & fixtures         17,769           2,615        15,154       14,586
                        --------------------------------------------------------

Property, Plant & Equip   $ 816,270      $    2,615    $  813,655    $ 264,904

There were $798,501 of unproved properties at June 30, 2006 that were excluded from the depletion pool(December 31, 2006 - $250,318). The Company capitalized 47,339 (2005 -Nil) of Asset Retirement Obligations during the three month period ending March 31, 2006.

5.   CONVERTIBLE DEBT

Debt of $41,189 at December 31, 2005 was non-interest bearing and convertible to common shares of the Company pursuant to the stock for services compensation plan. A beneficial conversion feature of $808,811 was calculated on the debt for the year ended December 31, 2005 representing the difference between the conversion price and the fair value of the common stock at the commitment date. This amount is recorded as interest expense and an increase in additional paid in capital. The Company issued 1,000,000 shares to settle this debt pursuant to the stock for services compensation plan in January, 2006. Debt was reduced by $41,189 and Shares Issued increased by $1,000 and Additional Paid in Capital increased by $40,189.

6.   ASSET RETIREMENT OBLIGATIONS


Changes in the carrying amounts of the asset retirement obligations associated with the Company's oil and natural gas properties are as follows:

  -------------------------------------------------------------------------
                                                                     2006
  -------------------------------------------------------------------------
  Asset retirement obligations, December 31, 2005                        -
  -------------------------------------------------------------------------
  Obligations incurred during period                                47,339
  -------------------------------------------------------------------------
  Accretion                                                            888
  -------------------------------------------------------------------------
  Asset retirement obligations, March 31, 2006                      48,227
  -------------------------------------------------------------------------

At March 31, 2006 the estimated total undiscounted amount required to settle the asset retirement obligations was $ 97,472. These obligations will be settled at the end of the useful lives of the underlying assets, which currently extend up to 8 years into the future. This amount has been discounted using a credit adjusted risk-free interest rate of 7.5% and at a rate of inflation of 2.5%.

7.   SHARE CAPITAL

Authorized:
   100,000,000 common shares at $0.001 par value
                                                                  Additional
                                     Number          Par           Paid in
                                    of Shares        Value         Capital
                                   -------------------------------------------

   Balance at March 31, 2005 and
   December 31, 2005                  474,028    $      474     $     834,561
   Private Placement, net of
     issuance costs (26,363)       16,000,000    $   16,000     $     756,656
   Private Placement, net of
     issuance costs (140,000)         933,324    $      933     $   1,259,067
   Private Placement                1,000,000    $    1,000     $      40,189
   2:1 Stock Split                 18,407,352    $   18,408     $     (18,408)
                                  --------------------------------------------
   Balance March 31, 2006          36,814,704    $   36,814     $   2,872,065

The Company increased authorized common shares to 100,000,000 and amended our articles of incorporation to reflect the increase in authorized shares.

On January 13, 2006 16,000,000 shares were issued pursuant to two private placements for which a portion closed December 22, 2005 (13,650,000 shares for gross proceeds of $300,000 - Note 9) and December 30, 2005 (910,000 shares, $500,000) respectively reported as "Shares to be Issued" at December 31, 2005 in the amount of $773,637 (net of share issue costs of $26,363) as the share certificates were not issued until January 13, 2006. Included in Other Receivables is $15,000 for funds received in April, 2006 for this private placement.

The Company closed a private placement in January for 933,324 common shares at a price of $1.50 per share for gross proceeds of $1,400,000. Included in Other Receivables is $125,000 for funds received in April, 2006 for this private placement.

The Company issued 1,000,000 common shares to settle debt of $41,189 (Note 6) pursuant to the stock for services compensation plan. A beneficial conversion feature of $808,811 was calculated on the debt for the year ended December 31, 2005 representing the difference between the conversion price and the fair value of the common stock at the commitment date. This amount is recorded as interest expense and an increase in additional paid in capital for the year ended December 31, 2005.

On February 20, 2006 we split out stock forward by paying a stock dividend to our existing shareholders. All shareholders of record on February 14, 2006 received 1 dividend share for every share they owned.

8.   RELATED PARTY TRANSACTIONS

An officer-director acquired 150,000 shares, post split, of the common capital stock issued at the emergence from bankruptcy on April 7, 2004, for $25,000.

Officers and directors of the Company purchased 10,200,000 shares of the common capital stock of the Company on December 22, 2005 at $0.02 per share for $204,000. These shares were not issued by the Transfer Agent until January 13, 2006 and were reflected in shareholders' equity as part of the caption "Shares to be Issued" at December 31, 2005.

For the three months ended March 31, 2006, the Company paid Sicamous Oil & Gas Consultants $19,922 (2005 - Nil) for consulting services rendered by the COO. Sicamous Oil & Gas Consultants is a company owned by our Chief Operating Officer, Mr. William Tighe.

For the three months ended March 31, 2006, the Company paid MHC Corporation $13,661 (2005- Nil) for consulting services rendered by the CEO. MHC Corporation is a company owned by our Chief Executive Officer, Mark Hlady.

During the three months ended March 31, 2006 the Company paid $47,531 (2005 -
Nil) to companies which beneficially own 8.1% of the Company for investor relations services. Investor relations services in the amount of $4,331 are included in Administrative Expense, $43,200 is included in Other Receivables as an interest free short term loan and a retainer in the amount of $50,000 in Prepaid Expenses (December 31, 2005 $54,793 are included in Administrative Expense and $26,363 were commissions on a private placement included in Additional Paid in Capital and a retainer in the amount of $50,000 in Prepaid Expenses).

The above transactions were carried out in the normal course of operations and measured at the exchange rate amount which is the amount of consideration established and agreed to by the related parties.

9.   SUBSEQUENT EVENTS


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

Net Loss for the quarter ended March 31, 2006 totaled $198,681. The expenses relate to consulting, office, general and administration, investor relations, public company expenses, audit costs, legal and accounting fees.

Net loss for the quarter ended March 31, 2005 totaled $7,128. The expenses relate to office, general and administrative, legal and consulting.

Liquidity and Capital Resources:

Since inception to March 31, 2006, we have funded our operations from the sale of securities and loans from shareholders.

As of March 31, 2006, our assets totaled $1,773,027, which consisted primarily of, cash, oil and gas rights and land. Our total liabilities were $403,799, which were primarily accounts payable for capital activity in quarter ended March 31, 2006 and accruals for audit fees. We had stockholders' equity of $1,369,228.

On January 20, 2006 Kodiak Energy raised, $1,400,000 through the sale of 933,334 common shares at a price of $1.50 per share. Kodiak Energy used the funds for drilling 2 wells at the Manyberries property, and general corporate purposes. As at March 31, 2006 the working capital was $607,739.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

Subsequent to the March 31, 2006 our subsidiary, Kodiak Petroleum, ULC, drilled to wells in Manyberries Alberta. Results from the two wells are currently being analysed.

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


                                              KODIAK ENERGY, INC.
                                               (Registrant)


Dated: December 13, 2006                      By: /s/  Mark Hlady
                                              ---------------------------------
                                              Mark Hlady
                                              CEO, and Chairman

--------------------------------------------------------------------------------