Form 10QSB/A
period 2006-06-30
KODIAK ENERGY, INC.
filed 2006-12-14
CIK 1109553

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

As of June 30, 2006, the Registrant had approximately 89,759,428 shares of Common Stock, $.001 par value per share outstanding.

This 10QSB/A is being refiled to amend and restate the financial statements as at June 30, 2006 and for the year then ended to correct errors found in accounting for transactions and errors in applying the accounting policy for share based payments. The changes to correct the errors are reflected in the following sections noted below:

-        June 30, 2006 financial statements
-        Disclosure of related party transactions
-        Management Discussion and Analysis
-        Controls and Procedures

                               KODIAK ENGERY INC.
                                      INDEX



                                                                            Page
                                                                            ----


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                 3

         Condensed Consolidated Balance Sheets as of  June 30, 2006
          (unaudited) and June 30, 2005                                       3

         Condensed Consolidated Statements of Operations (unaudited)
          for the three months and six months ended June 30, 2006
          and 2005                                                            4

         Condensed Consolidated Statements of Cash Flows (unaudited)
          for the six months ended June 30, 2006 and 2005                     5

         Notes to Condensed Consolidated Financial Statements                 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           12

ITEM 3.  CONTROLS AND PROCEDURES                                             13


PART II. OTHER INFORMATION                                                   15

ITEM 1.  LEGAL PROCEEDINGS                                                   15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  15

ITEM 5.  OTHER INFORMATION                                                   15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    15

ITEM 1. FINANCIAL STATEMENTS


KODIAK ENERGY, INC.
Consolidated Balance Sheets
(Development Stage Company
Going Concern Uncertainty - Note 1)

-------------------------------------------------------------------------------
                                                June 30,         December 31
                                                  2006               2005
                                              (Unaudited)         (Audited)
                                              (Restated -        (Restated -
                                                 Note 2)            Note 2)
-------------------------------------------------------------------------------
Assets

Current Assets
     Cash                                   $      1,962,688   $        190,651
     Other Receivables                               129,346             12,676
     Prepaid Expenses                                 31,461             67,850
     --------------------------------------------------------------------------
                                                   2,123,495            271,177

Other Assets (Note 3)                                 24,349             20,249
--------------------------------------------------------------------------------
                                                   2,147,844            291,426
--------------------------------------------------------------------------------
Property, Plant & Equipment
     Oil & Gas Properties     (Note 4)             1,193,544            250,318
     ($1,193,544 unproven properties
       excluded from costs amortized)
     Property & Equipment     (Note 4)                29,266             15,821
     Accumulated Amortization (Note 4)                (4,641)            (1,235)
     --------------------------------------------------------------------------
                                                   1,218,169            264,904
-------------------------------------------------------------------------------
                                                   3,366,013            556,330
================================================================================

Liabilities and Shareholders' Equity

Current Liabilities
     Accounts Payable                                164,969             28,553
     Accrued Expenses                                220,655            153,859
     Convertible Debt (Note 5)                             -             41,189
     --------------------------------------------------------------------------
                                                     385,624            223,601

Asset Retirement Obligations (Note 6)                 49,809                  -
--------------------------------------------------------------------------------
                                                     435,433            223,601
--------------------------------------------------------------------------------
Shareholders' Equity

Share Capital
     Authorized:
          100,000,000 Common Shares
          Par Value .001 Each

     Issued & Outstanding 89,759,428
              (2005 - 474,028)(Note 7)                89,759                473
     Shares to be Issued (Note 7)                          -            701,637
     Share Subscription Receivable                   (90,000)           (72,000)
         Additional Paid in Capital (Note 7)       4,908,354            834,561
     Deficit Accumulated during the
           Development Stage                      (1,973,085)        (1,196,403)
     Accumulated Other Comprehensive Loss             (4,448)            (7,539)
     --------------------------------------------------------------------------
                                                   2,930,580            332,729
-------------------------------------------------------------------------------

                                            $      3,366,013   $        556,330
================================================================================

(See accompanying notes to the unaudited consolidated financial statements)


KODIAK ENERGY, INC.
Consolidated Statements of Operations - Unaudited
(Development Stage Company
Going Concern Uncertainty - Note 1)


                                                                               Cumulative Since
                                                                                  Inception
                         Three Months     Three       Six Months      Six       Apr 7, 2004 to
                         June 30, 2006    Months     June 30, 2006   Months      June 30, 2006
                          (Restated-     June 30,     (Restated-    June 30,     (Restated-
                            Note 2)        2005         Note 2)       2005          Note 2)
                         -----------------------------------------------------------------------
EXPENSES
   Administrative        $    237,622    $  1,359    $   434,034   $   8,487   $       795,391
   Compensation
     Expense (Note 7)         337,500           -        337,500           -           337,500
   Interest Expense                 -           -              -           -           808,811
                         -----------------------------------------------------------------------
   Loss Before Other
     Expenses                (575,122)     (1,359)      (771,534)     (8,487)       (1,941,702)
Other Expenses
   Depletion,
      Depreciation
      and Accretion            (2,879)          -         (5,148)          -            (6,383)
   Loss from
      valuation
      adjustment                    -           -              -           -           (25,000)
                         -----------------------------------------------------------------------
                               (2,879)          -         (5,148)           -          (31,323)
                         -----------------------------------------------------------------------
NET LOSS                 $   (578,001)   $ (1,359)   $  (776,682)  $  (8,487)  $    (1,973,085)



BASIC AND DILUTED LOSS
PER COMMON SHARE         $      (0.01)   $  (0.00)   $     (0.02)  $  (0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING      73,115,017     474,028     48,682,635    474,028





(See accompanying notes to the unaudited consolidated financial statements)


KODIAK ENERGY, INC.
Consolidated Statements of Cash Flows - Unaudited
(Development Stage Company
Going Concern Uncertainty - Note 1)

                                                                                                        Cumulative Since
                                                                                                           Inception
                                               Three Months       Three       Six Months      Six        Apr 7, 2004 to
                                               June 30, 2006      Months     June 30, 2006   Months      June 30, 2006
                                                (Restated-       June 30,     (Restated-    June 30,       (Restated-
                                                  Note 2)          2005         Note 2)       2005           Note 2)
                                                -----------------------------------------------------------------------
OPERATING ACTIVITIES
NET LOSS                                         $(578,001)      $(1,359)      $(776,682)   $(8,487)      $(1,973,085)
Adjustments to reconcile net loss to
net cash used in operating activities:
   Amortization of Furniture & Fixtures              2,879             -           5,148          -             6,383
   Contributions To Capital                              -             -               -          -               900
   Foreign Currency Translation                        119             -           3,092          -            (4,124)
   Compensation Expense                            337,500             -         337,500          -           337,500
   Interest Expense                                      -             -               -          -           808,811
   Loss From Valuation Adjustment                        -             -               -          -            25,000
Changes in Non-Cash Working Capital
Components:
  Change In Other Receivables                      (31,356)            -        (102,195)         -          (114,871)
  Change In Prepaid Expenses                        27,450             -          26,389          -           (31,461)
  Change In Accounts Payable                        29,692             -          10,139          -            31,692
  Change In Accrued Liabilities                    102,568         1,359         111,156      8,487           220,655
  Change In Convertible Debt                             -             -         (41,189)         -                 -
                                                -----------------------------------------------------------------------

Net Cash Used in Operating Activities             (109,149)            -        (426,642)         -          (692,600)

Investment Activities:
   Additions to Property, Plant & Equip           (405,809)            -        (908,603)         -        (1,174,742)
   Additions to Other Assets                                           -          (4,100)         -           (24,349)
   Change In Other Receivables                     (14,475)            -         (14,475)         -           (14,475)
   Change In Accounts Payable                     (102,278)            -         126,276          -           133,276
   Change In Accrued Liabilities                         -             -         (44,360)         -                 -
                                                -----------------------------------------------------------------------
Net Cash Used in Investing Activities             (523,780)                     (845,262)         -        (1,080,290)

Financing Activities
   Shares issued                                 1,751,732             -       3,825,578          -         3,825,578
Shares to be issued                                      -             -        (773,637)         -                 -
      Share Subscription Receivable                 50,000             -         (18,000)         -           (85,000)
   Change In Prepaid Expenses                       10,000             -          10,000          -                 -
                                                -----------------------------------------------------------------------
Net Cash Provided By Financing Activities        1,811,732             -       3,043,941          -         3,735,578

Net Cash Increase                                1,178,803             -       1,772,037          -         1,962,688
Cash beginning of Period                           783,885             -         190,651          -                 -
                                                -----------------------------------------------------------------------
Cash end of Period                              $1,962,688             -      $1,962,688          -        $1,962,688
                                                -----------------------------------------------------------------------



(See accompanying notes to the unaudited consolidated financial statements)

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Month Period Ended June 30, 2006


1.   ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY


The interim consolidated financial statements include the accounts of Kodiak Energy Inc. and subsidiaries (collectively "Kodiak", the "Company", "we", "us" or "our") as at June 30, 2006 and December 31, 2005 and for the periods ended June 30, 2006, June 30, 2005 and the period from April 7, 2004 (inception) until June 30, 2006, presented in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") on the same basis as the audited consolidated financial statement as at and for the period ended December 31, 2005, except as outlined in Note 2. These interim consolidated financial statements should be read in conjunction with December 31, 2005 audited consolidated financial statements and the notes thereto. Interim results are not necessarily indicative of results expected for the fiscal year. These interim consolidated financial statements have not been audited.

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

Effects of the restatement by line item follow:

Unaudited Consolidated Balance Sheets

                                     June 30,
                                       2006                          June 30,
                                   As Previously    Impact of          2006
                                     Reported         Errors         Restated
                                    --------------------------------------------
Cash                                $ 1,869,788     $    92,900     $ 1,962,688
Other Receivables                       117,150          12,196         129,346
Prepaid Expenses                         72,063         (40,602)         31,461
                                    --------------------------------------------
Total current assets                  2,059,001          64,494       2,123,495

Other Assets                                  -          24,349          24,349

Oil & Gas Properties                  1,254,074         (60,530)      1,193,544
Furniture & Fixtures                     28,197           1,069          29,266
Accumulated Amortization                 (4,098)           (543)         (4,641)
                                    --------------------------------------------
Total Property, Plant &
 Equipment                            1,278,173         (60,004)      1,218,169
                                    --------------------------------------------
Total Assets                          3,337,174          28,839       3,366,013
                                    --------------------------------------------

Accounts Payable                         96,638          68,331         164,969
Accrued Expenses                        163,297          57,358         220,655
                                    --------------------------------------------
Total Current Liabilities               259,935         125,689         385,624


Asset Retirement Obligation              53,632          (3,823)         49,809

Share Capital                            89,758               1          89,759
Share Subscription Receivable           (85,000)         (5,000)        (90,000)
Additional Paid in Capital            4,108,200         801,154       4,908,354
Deficit Accumulated during
 the Development Stage               (1,046,152)       (926,933)     (1,973,085)
Accumulated Other
 Comprehensive Loss                     (43,199)         38,751          (4,448)
                                    --------------------------------------------
Total Shareholders' Equity            3,023,607         (93,027)      2,930,580
                                    --------------------------------------------
Total Liabilities &
 Shareholders' Equity               $ 3,337,174     $    28,839     $ 3,366,013
                                    --------------------------------------------

For the impact of the errors on the December 31, 2005 balance sheet refer to the Amended Form 10-KSB/A for the year ended December 31, 2005.

Unaudited Consolidated Statements of Operations


                             Three Months                               Six Months
                                Ended                    Three Months     Ended                      Six Months
                               June 30,                     Ended        June 30,                      Ended
                                2006                       June 30,        2006                       June 30,
                            As Previously   Impact of        2006      As Previously   Impact of        2006
                              Reported        Errors       Restated      Reported        Errors       Restated
                            -----------------------------------------------------------------------------------
Administrative Expense      $    229,432    $   8,190    $  237,622    $    405,313    $  28,721     $ 434,034
Loss Before Other Expense       (566,932)      (8,109)     (575,122)       (742,813)     (28,721)     (771,534)
Amortization of Furniture
  & Fixtures                      (2,597)        (282)       (2,879)         (3,807)      (1,341)       (5,148)
Interest Income                      (55)          55            --           9,970       (9,970)           --
Net Loss                    $   (569,584)   $  (8,417)   $ (578,001)   $   (736,650)   $ (40,032)    $ (76,682)
 Basic and diluted loss
  per share                 $      (0.01)   $   (0.00)   $    (0.01)   $      (0.02)   $   (0.00)    $   (0.02)


For the impact of the errors on the Cumulative Since Inception April 7, 2004 to June 30, 2006 refer to the impact of the errors in the Amended Form 10KSB/A at December 31, 2005 and including the errors noted above.


Unaudited Consolidated Statements of Cash Flows


                                   Three Months                                 Six Months
                                      Ended                      Three Months      Ended                       Six Months
                                     June 30,                       Ended        June 30,                        Ended
                                       2006                        June 30,        2006                         June 30,
                                  As Previously     Impact of        2006      As Previously     Impact of        2006
                                     Reported         Errors       Restated      Reported          Errors       Restated
                                  ----------------------------------------------------------------------------------------
Operating Activities
Net Loss                            $(569,584)       $(8,417)     $(578,001)     $(736,650)       $(40,032)     $(776,682)
Amortization of Furniture &
Fixtures                                2,597            282          2,879          3,807           1,341          5,148
Foreign Currency Translation         (105,476)       105,595            119         (1,530)          4,625          3,095
Change in Other Receivables           (86,627)        55,271        (31,356)      (110,680)          8,485      (102,195)
Change in Prepaid Expenses              8,363         19,087         27,450        (14,213)         40,602         26,389
Change in Accounts Payable            (21,750)        51,442         29,692         32,096         (21,957)        10,139
Change in Accrued Expenses            158,707        (56,139)       102,568        158,707         (47,551)       111,156
Change in Convertible Debt                                                                         (41,189)       (41,189)
                                  ----------------------------------------------------------------------------------------
Net Cash Used in Operations          (276,270)       167,121       (109,149)      (330,963)        (95,679)      (426,642)
                                  ----------------------------------------------------------------------------------------

Investment Activities
Additions to Capital Assets          (631,682)       225,873       (405,809)      (947,564)         38,961       (908,603)
Additions to Other Assets                   -         (1,288)        (1,288)             -          (4,100)        (4,100)
Change in Other Receivables                 -        (14,475)       (14,475)             -         (14,475)       (14,475)
Change in Accounts Payable                  -       (102,208)      (102,208)             -         126,276        126,276
Change in Accrued Expenses                  -              -              -              -         (44,360)       (44,360)
                                  ----------------------------------------------------------------------------------------
Net Cash Used in Investing           (631,682)       107,902       (523,780)      (947,564)        102,302       (845,262)
                                  ----------------------------------------------------------------------------------------

Financing Activities
Proceeds on Shares Issued           1,781,529        (29,797)     1,751,732      2,949,235         876,343      3,825,578
Shares to be Issued                         -              -              -              -       (773,637)       (773,637)
Change in Accounts Payable           (36,713)         36,713              -        (36,713)         36,713              -
Receivable                                  -         55,000         50,000              -         (18,000)       (18,000)
Change in Prepaid Expenses                  -         10,000         10,000              -          10,000         10,000
                                  ----------------------------------------------------------------------------------------
Net Cash Provided by Financing      1,744,816         71,916      1,811,732      2,912,522         131,419      3,043,941
                                  ----------------------------------------------------------------------------------------

Net Cash Increase                     836,864        341,939      1,178,803      1,633,995         138,042      1,772,037
Cash Beginning of  Period           1,032,924       (249,039)       783,885        235,793         (45,142)       190,651
Cash End of  Period                $1,869,788        $92,900     $1,962,688     $1,869,788         $92,900     $1,962,688


For the impact of the errors on the Cumulative Since Inception April 7, 2004 to June 30, 2006 refer to the impact of the errors in the Amended Form 10KSB/A at December 31, 2005 and including the errors noted above.


3.   OTHER ASSETS

Other Assets in the amount of $24,349 represents a long term deposit required by regulatory authorities for environmental obligations for well abandonment and restoration in Alberta.

4.   PROPERTY PLANT & EQUIPMENT


                                                     Net Book       Net Book
                                    Accumulated       Value           Value
                                    depreciation     June 30,      December 31,
                        Cost       and depletion       2006           2005
                    (As Restated)  (As Restated)   (As Restated)  (As Restated)
Canada:
Oil and gas
  properties         $ 1,065,271    $       --     $ 1,061,544      $ 118,318
United States:
Oil and gas
  properties             132,000            --         132,000        132,000
                    -----------------------------------------------------------

Sub-Total              1,197,271            --       1,193,544        250,318
                    -----------------------------------------------------------

Furniture &
  fixtures                29,266          4,641         24,625         14,586
                    -----------------------------------------------------------

Oil and gas
  property           $ 1,226,537    $     4,641    $ 1,228,169      $ 264,904

There were $1,193,544 of unproved properties at June 30, 2006 that were excluded from the depletion pool (December 31, 2005 - $250,318). The Company capitalized nil (2005 - Nil) of Asset Retirement Obligations during the three month period ending June 30, 2006 and for the six month period ending June 30, 2006, $47,339 (2005 - Nil) was capitalized.

5.   CONVERTIBLE DEBT

Debt of $41,189 at December 31, 2005 was non-interest bearing and convertible to common shares of the Company pursuant to the stock for services compensation plan. A beneficial conversion feature of $808,811 was calculated on the debt for the year ended December 31, 2005 representing the difference between the conversion price and the fair value of the common stock at the commitment date. This amount is recorded as interest expense and an increase in additional paid in capital. The Company issued 1,000,000 shares in January, 2006 to settle this debt pursuant to the stock for services compensation plan. Debt was reduced by $41,189 and Shares Issued increased by $1,000 and Additional Paid in Capital increased by $40,189.

6.   ASSET RETIREMENT OBLIGATIONS

Changes in the carrying amounts of the asset retirement obligations associated with the Company's oil and natural gas properties are as follows:

  ----------------------------------------------------------------------------
                                                                        2006
  ----------------------------------------------------------------------------
  Asset retirement obligations, December 31, 2005                           -
  ----------------------------------------------------------------------------
  Obligations incurred during period                                   47,339
  ----------------------------------------------------------------------------
  Accretion                                                             2,470
  ----------------------------------------------------------------------------
  Asset retirement obligations, June 30, 2006                          49,809
  ----------------------------------------------------------------------------

At June 30, 2006 the estimated total undiscounted amount required to settle the asset retirement obligations was $ 97,472. These obligations will be settled at the end of the useful lives of the underlying assets, which currently extend up to 8 years into the future. This amount has been discounted using a credit adjusted risk-free interest rate of 7.5% and a rate of 2.5% inflation.

7.   SHARE CAPITAL

Authorized:
     100,000,000 common shares at $0.001 par value

--------------------------------------------------------------------------------
                                           Number        Value   Additional Paid
                                                                    in Capital
--------------------------------------------------------------------------------
Balance at June 30, 2005 and
 December 31, 2005                          474,028     $   474   $     834,561
--------------------------------------------------------------------------------
Private Placement, net of issue
  costs (26,363)                         16,000,000      16,000         756,656
--------------------------------------------------------------------------------
Private Placement, net of issue
  costs (140,000)                           933,324         933       1,259,067
--------------------------------------------------------------------------------
Shares issued for service                 1,000,000       1,000          40,189
--------------------------------------------------------------------------------
2:1 Stock split                          18,407,362      18,408         (18,408)
--------------------------------------------------------------------------------
Shares issued for service, net
  of issue costs (15,526)                 7,500,000       7,500         314,973
--------------------------------------------------------------------------------
2:1 Stock split                          44,314,714      44,315         (44,314)
--------------------------------------------------------------------------------
Private Placement, net of issue
  costs (153,740)                         1,130,000       1,130       1,766,130
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Balance June 30, 2006                    89,759,428     $89,759      $4,908,354
--------------------------------------------------------------------------------

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

The Company issued 1,000,000 common shares to settle debt of $41,189 (Note 5) pursuant to the stock for services compensation plan. A beneficial conversion feature of $808,811 was calculated on the debt for the year ended December 31, 2005 representing the difference between the conversion price and the fair value of the common stock at the commitment date. This amount is recorded as interest expense and an increase in additional paid in capital for the year ended December 31, 2005.

On February 20, 2006 the Company's stock split forward by paying a stock dividend to our existing shareholders. All shareholders of record on February 14, 2006 received 1 dividend share for every share they owned amounting to 18,407,362 shares of common stock issued.

During 2006, the Company issued 7,500,000 common shares, pursuant to an S8 registration, for services provided to the Company for corporate development that have been recorded under the provisions of SFAS No. 123R relating to transactions with non-employees where the fair value of the shares issued $337,500 (Note 8) has been recorded as a Compensation Expense and an increase in Additional Paid In Capital ,less share issue costs of $15,526.

On May 1, 2006 the Company's stock split forward by paying a stock dividend to our existing shareholders. All shareholders of record on April 28, 2006 received 1 dividend share for every share they owned amounting to 44,314,714 shares of common stock issued.

The Company closed a private placement in June for 1,130,000 units at a price of $1.70 per unit for gross proceeds of $1,921,000. Each unit entitled the subscriber to one common share of the Company and one warrant. An amount of $85,000 is included in Other Receivables as receivable from a subscriber at June 30, 2006.

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

For the six months ended June 30, 2006, the Company paid Sicamous Oil & Gas Consultants $41,003 (2005 - Nil) for consulting services rendered by the COO. Sicamous Oil & Gas Consultants is a company owned by our Chief Operating Officer, Mr. William Tighe. Included in Accounts Payable is an amount of $7,027 (2005 - Nil) payable to Sicamous Oil & Gas Consultants.

For the six months ended June 30, 2006, the Company paid MHC Corporation $26,837 (2005 - Nil) for consulting services rendered by the CEO. MHC Corporation is a company owned by our Chief Executive Officer, Mark Hlady. Included in Accounts Payable is an amount of $4,392 (2005 - Nil) payable to MHC Corporation.

During the six months ended June 30, 2006 the Company paid $16,087 (December 31, 2005 -$131,156) to companies which beneficially own 8.1% of the Company for investor relations services. Investor relations services in the amount of $16,087 (2005 - Nil) are included in Administrative Expenses and a retainer in the amount of $25,000 in Prepaid Expenses (December 31, 2005 $54,793 are included in Administrative Expense and $26,363 were commissions on a private placement included in Additional Paid in Capital and a retainer in the amount of $50,000 in Prepaid Expenses).

During the six months ended June 30, 2006 the Company paid 2,000,000 shares for service to an individual whom beneficially owns 8.1% of the Company for corporate development services. The shares were valued at $90,000 and were recorded as Compensation Expense and an addition to Additional Paid in Capital.

Included in other receivables at June 30, 2006 $8,538 was due from officers and other related parties for fees paid by the Company in excess of consulting services provided.

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

Net Loss for the quarter ended June 30, 2006 totaled $578,001. The majority of the net loss relates to $337,500 for common shares issued for services provided to the Company that have been recorded under the provisions of SFAS No. 123R relating to transactions with non-employees where the fair value of the services rendered has been recorded as an expense with an increase in capital in excess par. Other administrative expenses relate to consulting, public company expenses, audit fees, general and administration and legal.

Net loss for the quarter ended June 30, 2005 totaled $1,359. The expenses relate to general and administrative costs.

Liquidity and Capital Resources:

Since inception to June 30, 2006, we have funded our operations from the sale of securities and loans from shareholders.

As of June 30, 2006, our assets totaled $3,366,013, which consisted primarily of cash from the June private placement, oil and gas rights and land in Canada and Montana. Our total liabilities were $385,624, which were primarily accounts payable for administrative expenses and for financing costs for the June private placement. We had stockholders' equity of $2,930,580.

On January 20, 2006 Kodiak raised gross proceeds of $1,400,000 through the sale of 933,324 common shares at a price of $1.50 per share. Kodiak Energy used the funds for drilling 2 wells at the Manyberries property, and general corporate purposes.

On June 30 Kodiak Energy raised gross proceeds of $1,921,000 through the sale of 1,130,000 units at a price of $1.70 per share. The units consisted of one common share and one warrant to purchase a share for $2.50 until June 30, 2008 and $3.50 from July 1, 2008 until June 30, 2011. The funds will be used for further development of the Company's land holdings as well as general corporate purposes. As at June 30, 2006 the working capital was $1,737,871.

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

ITEM 3.  CONTROLS AND PROCEDURES

Restatement

During the process of preparing for the Company's third quarter financial report the CFO identified rrors in the accounting records that originated in the fourth quarter of 2005, the first quarter ended March 31, 2006 and the second quarter ended June 30, 2006. The errors arose as a result of a lack of adequate procedures and documentation necessary to ensure that records were maintained in reasonable detail to fairly reflect the transactions of the Company in the start up phase of operations.

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

On June 30 Kodiak raised gross proceeds of $1,921,000 through the sale of 1,130,000 units at a price of $1.70 per share. The units consisted of one common share and one warrant to purchase a share for $2.50 until June 30, 2008 and $3.50 from July 1, 2008 until June 30, 2011. The common shares were issued pursuant to Regulation S ("Regulation S") under the Securities Act of 1933, as amended (the "1933 Act").

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


                                              KODIAK ENERGY, INC.
                                               (Registrant)


Dated: December 13, 2006                      By: /s/  Mark Hlady
                                              ----------------------------------
                                              Mark Hlady
                                              CEO, CFO and Chairman

--------------------------------------------------------------------------------