Form 10QSB
period 2006-09-30
KODIAK ENERGY, INC.
filed 2006-12-14
CIK 1109553

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006
                                               ------------------

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

As of September 30, 2006, the Registrant had approximately 89,759,428 shares of Common Stock, $.001 par value per share outstanding.

                               KODIAK ENGERY INC.
                                      INDEX


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                 3

         Condensed Consolidated Balance Sheets as of September 30, 2006
          (unaudited) and September 30, 2005                                  3

         Condensed Consolidated Statements of Operations (unaudited)
          for the three months and nine months ended September 30, 2006
          and 2005                                                            4

         Condensed Consolidated Statements of Cash Flows (unaudited)
          for the three months and nine months ended September 30, 2006
          and 2005                                                            5

         Notes to Condensed Consolidated Financial Statements                 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           10

ITEM 3.  CONTROLS AND PROCEDURES                                             12


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  13

ITEM 5.  OTHER INFORMATION                                                   13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    14

KODIAK ENERGY, INC.
Consolidated Balance Sheets
(Development Stage Company
Going Concern Uncertainty - Note 1)

--------------------------------------------------------------------------------
                                                                   December 31,
                                                                       2005
                                                  September 30,     (Audited)
                                                      2006          (Restated-
                                                   (Unaudited)        Note 2)
--------------------------------------------------------------------------------
Assets

Current Assets
     Cash                                        $     482,181   $     190,651
     Other Receivables                                 547,183          12,676
     Prepaid Expenses                                   24,117          67,850
     ---------------------------------------------------------------------------
                                                     1,053,481         271,177

Other Assets (Note 3)                                   24,654          20,249
--------------------------------------------------------------------------------
                                                     1,078,135         295,426
--------------------------------------------------------------------------------
Property, Plant & Equipment
     Oil & Gas Properties     (Note 4)               1,476,076         250,318
     ($1,379,441 unproven properties
       excluded from costs amortized;
     Dec 31, 2005 - $250,318)
     Property & Equipment     (Note 4)                  51,104          15,821
     Accumulated Amortization (Note 4)                 (38,696)         (1,235)
     ---------------------------------------------------------------------------
                                                     1,488,484         264,904
--------------------------------------------------------------------------------
                                                     2,566,619         556,330
================================================================================

Liabilities and Shareholders' Equity

Current Liabilities
     Accounts Payable                                   64,161           28,553
     Accrued Liabilities                               128,387          153,859
     Convertible Debt (Note 5)                               -           41,189
     ---------------------------------------------------------------------------
                                                       192,548          223,601

Asset Retirement Obligations (Note 6)                   65,208                -
--------------------------------------------------------------------------------
                                                       257,756          223,601
--------------------------------------------------------------------------------
Shareholders' Equity

Share Capital
     300,000,000 Authorized:
        (2005  100,000,000) Common Shares
          Par Value .001 Each

     Issued & Outstanding 89,759,428
              (2005 - 474,028)(Note 7)                  89,759              474
     Shares to be Issued (Note 7)                            -          773,637
         Share Subscription Receivable                       -          (72,000)
         Additional Paid in Capital (Note 7)         4,908,354          834,561
     Deficit Accumulated during the
           Development Stage                        (2,680,977)      (1,196,403)
     Accumulated Other Comprehensive Loss               (8,273)          (7,540)
     ---------------------------------------------------------------------------
                                                     2,308,863          332,729
--------------------------------------------------------------------------------

                                                 $   2,566,619   $      556,330
================================================================================

(See accompanying notes to the unaudited consolidated financial statements)


KODIAK ENERGY, INC.
Consolidated Statements of Operations - Unaudited
(Development Stage Company
Going Concern Uncertainty - Note 1)



                                                                                             Cumulative Since
                                      Three          Three          Nine           Nine         Inception
                                      Months         Months        Months         Months       Apr 7, 2004
                                     Sept 30,       Sept 30,      Sept 30,       Sept 30,      to Sept 30,
                                       2006           2005          2006           2005            2006

REVENUES, NET OF ROYALTIES         $     10,331     $      -     $    10,331     $      -      $      10,331
                                   -------------------------------------------------------------------------

EXPENSES
   Operating Costs                        5,010            -           5,010            -              5,010
   Administrative                       266,867        2,744         700,910       11,231          1,062,267
   Compensation Expense (Note 8)              -            -         337,500            -            337,500
   Interest Expense                           -            -               -            -            808,811
                                   -------------------------------------------------------------------------
   Loss Before Other Expenses          (261,555)      (2,744)     (1,033,089)     (11,231)        (2,203,257)
Other Expenses
   Depletion, Depreciation and
      Accretion                         (35,224)           -         (40,372)           -            (41,607)
    Writedown of Oil and Gas
      Properties                       (411,113)           -        (411,113)           -           (411,113)
Loss from valuation adjustment                -            -               -            -            (25,000)
                                   -------------------------------------------------------------------------
                                       (446,337)           -        (451,485)           -           (477,780)
                                   -------------------------------------------------------------------------
NET LOSS                           $   (707,893)    $ (2,744)    $(1,484,574)    $(11,231)     $  (2,680,977)



BASIC AND DILUTED LOSS PER
  COMMON SHARE                     $      (0.01)    $  (0.00)    $     (0.02)    $  (0.02)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                 89,759,428      474,028      62,327,073      473,558




(See accompanying notes to the unaudited consolidated financial statements)


KODIAK ENERGY, INC.
Consolidated Statements of Cash Flows - Unaudited
(Development Stage Company
Going Concern Uncertainty - Note 1)

                                                                                             Cumulative Since
                                       Three          Three         Nine           Nine          Inception
                                       Months         Months       Months         Months        Apr 7, 2004
                                      Sept 30,       Sept 30,     Sept 30,       Sept 30,       to Sept 30,
                                        2006           2005         2006           2005             2006

OPERATING ACTIVITIES
Net Loss                             $ (707,893)     $(2,744)    $(1,484,574)    $(11,231)       $(2,680,977)
Adjustments to reconcile net
loss to net cash used in
operating activities:
   Depletion, Depreciation and
     Accretion                           35,224            -          40,372            -             41,607
   Contributions To Capital                   -          900               -          900                900
   Foreign Currency Translation          (3,825)           -            (733)           -             (7,949)
   Compensation Expense                       -            -         337,500            -            337,500
   Interest Expense                           -            -               -            -            808,811
   Writedown of Oil and Gas
     Properties                         411,113            -         411,113            -            411,113
Loss From Valuation Adjustment                -            -               -            -             25,000
Changes in Non-Cash Working Capital
Components:
  Change In Other Receivables           (74,879)           -        (177,074)           -           (189,750)
  Change In Prepaid Expenses              7,344            -          33,733            -            (24,117)
  Change In Accounts Payable            (27,319)           -         (17,180)           -              4,373
  Change In Accrued Liabilities        (198,760)       1,844         (87,604)      10,331             21,895
  Change In Convertible Debt                  -            -         (41,189)           -                  -
                                     ------------------------------------------------------------------------

Net Cash Used in Operating
   Activities                          (558,994)           -        (985,636)           -         (1,251,594)

Investment Activities
   Additions to Property, Plant
      & Equip                          (701,253)           -      (1,609,857)           -         (1,875,995)
   Additions to Other Assets               (305)           -            (405)           -            (24,654)
   Change In Other Receivables         (342,958)           -        (357,433)           -           (357,433)
   Change In Accounts Payable           (73,489)           -          52,788            -             59,787
   Change In Accrued Liabilities        106,492            -          62,132            -            106,492
                                     ------------------------------------------------------------------------
Net Cash Used in Investing
   Activities                        (1,011,513)           -      (1,856,775)           -         (2,091,803)

Financing Activities
   Shares issued                              -            -       3,825,578            -          3,825,578
   Share Subscription Receivables        90,000            -          72,000            -                  -
   Change In Prepaid Expenses                 -            -          10,000            -                  -
   Shares to be Issued                        -            -        (773,637)           -                  -
                                     ------------------------------------------------------------------------
Net Cash Provided by Financing
   Activities                            90,000            -       3,133,941            -          3,825,578

Net Cash Increase (Decrease)         (1,480,507)           -         291,530            -            482,181
Cash beginning of Period              1,962,688            -         190,651            -                  -
                                     ------------------------------------------------------------------------
Cash end of Period                   $  482,181            -     $   482,181                     $   482,181
                                     ------------------------------------------------------------------------



(See accompanying notes to the unaudited consolidated financial statements)

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Month Period Ended September 30, 2006
Stated in U.S. dollars


1.   ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

The interim consolidated financial statements include the accounts of Kodiak Energy Inc. and subsidiaries (collectively "Kodiak", the "Company", "we", "us" or "our") as at September 30, 2006 and December 31, 2005 and for the periods ended September 30, 2006, September 30, 2005 and the period from April 7, 2004 (inception) until September 30, 2006, presented in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") on the same basis as the audited consolidated financial statement as at and for the period ended December 31, 2005, except as outlined in Note 2. These interim consolidated financial statements should be read in conjunction with December 31, 2005 audited consolidated financial statements and the notes thereto. Interim results are not necessarily indicative of results expected for the fiscal year. These interim consolidated financial statements have not been audited.

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

For the impact of the errors on the December 31, 2005 financial statements sheet refer to the Amended Form 10-KSB/A for the year ended December 31, 2005.

3.   OTHER ASSETS

Other Assets in the amount of $24,117 represents a long term deposit required by regulatory authorities for environmental obligations for well abandonment and restoration in Alberta.

4.   PROPERTY, PLANT & EQUIPMENT


                                                      Net Book       Net Book
                                       Accumulated      Value          Value
                                      depreciation     Sept 30,     December 31,
                           Cost       and depletion     2006           2005
                                                                   (As Restated-
                                                                      Note 2)
Canada:
Oil and gas properties  $ 1,227,205    $  30,634     $ 1,196,571   $    118,318
United States:
Oil and gas properties      248,871           --         248,871        132,000
                        --------------------------------------------------------

Sub-Total                 1,476,076       30,634       1,445,442        250,318
                        --------------------------------------------------------

Furniture & fixtures         51,104        8,062          43,042         14,586
                        --------------------------------------------------------

Total                     1,527,180     $ 38,696     $ 1,488,484   $    264,904

The aggregate amount of capitalized costs of unproved properties and major development projects excluded from the costs amortized at September 30, 2006 is $1,379,441.

The Company recognized an impairment loss of $411,113 expense for the period ended September 30, 2006. The Company capitalized $14,957 (2005 - nil) of Asset Retirement Obligations during the three month period ending September 30, 2006 and for the nine month period ending September 30, 2006 $62,296 (2005 - Nil) was capitalized.

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

6.   ASSET RETIREMENT OBLIGATIONS

Changes in the carrying amounts of the asset retirement obligations associated with the Company's oil and natural gas properties are as follows:

  ----------------------------------------------------------------------------
                                                                        2006
  ----------------------------------------------------------------------------
  Asset retirement obligations, December 31, 2005                           -
  ----------------------------------------------------------------------------
  Obligations incurred during period                                   62,296
  ----------------------------------------------------------------------------
  Accretion                                                             2,912
  ----------------------------------------------------------------------------
  Asset retirement obligations, September 30, 2006                     65,208
  ----------------------------------------------------------------------------

At September 30, 2006 the estimated total undiscounted amount required to settle the asset retirement obligations was $ 102,285. These obligations will be settled at the end of the useful lives of the underlying assets, which currently extends up to 8 years into the future. This amount has been discounted using a credit adjusted risk-free interest rate of 7.5% and a rate of inflation of 2.5%.

7.   SHARE CAPITAL

Authorized:
     300,000,000 (2005 - 100,000,000) common shares at $0.001 par value

--------------------------------------------------------------------------------
                                                                Additional Paid
                                        Number       Value        in Capital
--------------------------------------------------------------------------------
Balance at September 30, 2005 and
 December 31, 2005                      474,028   $    474       $   834,561
--------------------------------------------------------------------------------
Private Placement, net of issue
 costs (26,363)                      16,000,000     16,000           756,656
--------------------------------------------------------------------------------
Private Placement, net of issue
 costs (140,000)                        933,324        933         1,259,067
--------------------------------------------------------------------------------
Shares issued for service             1,000,000      1,000            40,189
--------------------------------------------------------------------------------
2:1 Stock split                      18,407,362     18,408          (18,408)
--------------------------------------------------------------------------------
Shares issued for service, net
 issue of costs (15,526)              7,500,000      7,500           314,973
--------------------------------------------------------------------------------
2:1 Stock split                      44,315,184     44,314          (44,314)
--------------------------------------------------------------------------------
Private Placement, net of issue
 costs (153,740)                      1,130,000      1,130         1,766,130
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Balance September 30, 2006           89,759,428   $ 89,759       $ 4,908,354
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

During 2006, the Company issued 7,500,000 common shares, pursuant to an S8 registration, for services provided to the Company for corporate development that have been recorded under the provisions of SFAS No. 123R relating to transactions with non-employees where the fair value of the shares issued ($337,500 - Note 8) has been recorded as a Compensation Expense and an increase in Additional Paid In Capital (less share issue costs of $15,526.

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

Warrants

Pursuant to a private placement in June, 2006 the Company has 1,130,000 warrants outstanding as of September 30, 2006. Each warrant entitles the warrant holder to exchange one warrant for one common share at a price of $2.50 until June 30, 2008 and $3.50 from July 1, 2008 to June 30, 2011.

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

For the nine months ended September 30, 2006, the Company paid Sicamous Oil & Gas Consultants $62,191 (September 30, 2005 -$40,744) for consulting services rendered by the COO. Sicamous Oil & Gas Consultants is a company owned by our Chief Operating Officer, Mr. William Tighe.

For the nine months ended September 30, 2006, the Company paid MHC Corporation $40,080 (September 30, 2005-$27,897) for consulting services rendered by the CEO. MHC Corporation is a company owned by our Chief Executive Officer, Mark Hlady.

During the nine months ended September 30, 2006 the Company paid $61,087 (September 30, 2005 -$131,156) to companies which beneficially own 8.1% of the Company for investor relations services. Investor relations services in the amount of $46,087 are included in Administrative Expenses and Prepaid Expenses in the amount of $15,000(September 30, 2005 $54,793 are included in Administrative Expense and $26,363 were commissions on a private placement included in Additional Paid in Capital and a retainer in the amount of $50,000 in Prepaid Expenses).

During the nine months ended September 30, 2006 the Company paid 2,000,000 shares for service to an individual whom beneficially owns 8.1% of the Company for corporate development services. The shares were valued at market price of $90,000 and were recorded as Compensation Expense and an addition to Additional Paid in Capital.

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

PLAN OF OPERATION

The Company commenced production in the third quarter ended September 30, 2006 from a gas well at GranLea which was drilled in the same quarter. In the next twelve months Kodiak plans to progressively and methodically develop its asset base.

Canada

Manyberries - Alberta Kodiak drilled two wells in March of 2006 on the Manyberries property. The Company will earn 100% of the project after drilling three shallow gas wells. To date, two wells have been drilled and one recompleted and a substantial amount of seismic information purchased and processed. We expect to drill the third well in the fourth quarter of 2006. In the next twelve months we plan to drill more shallow gas wells and complete a 3D seismic program to prove the existence of deeper oil plays. Upon confirmation of sufficient reserves, pipelines will be constructed to tie the wells into existing gas facilities.

Granlea -Alberta
A 2D seismic program was completed on the Granlea property, a well drilled/completed to the Sawtooth formation, surface facilities installed, and a pipeline completed. Production was started in late Q3. Based on production results, additional drilling and land acquisitions in the area will be considered.

Lucy Area - northern BC
Kodiak, has a 10% working interest in a well in Northern British Columbia, located 40 miles northeast of Fort Nelson, targeting natural gas. The well is expected to spud in the fourth quarter of 2006.

Little Chicago NWT

Kodiak Energy has signed a farmin agreement to earn up to a 56.25% working interest on the 200,000 acre Exploration License 413 ("EL 413") in the Mackenzie River Valley and centered along the planned Mackenzie Valley Pipeline.

Kodiak Petroleum ULC will be the initial Operator under the joint operating procedure and will spend five million dollars ($5,000,000.00) prior to June 30, 2007, to acquire 2D seismic data on the Farmout Lands, thus earning a 12.5% working interest in the properties. Kodiak will drill two test wells the following winter on the Farmout Lands to earn an undivided 50% of the balance of the Farmor's interest in two 20,000 acre test well blocks. The Company will have a continuing rolling option to drill additional Option Well(s) on the remaining unearned "20,000 acre test well block(s)".

Subsequent to this farmout - Kodiak has signed a participation agreement with Source Energy Ltd of Calgary to share the initial development costs. By funding 55% of the seismic costs, Source will earn an undivided 5.25% of the EL413 working interest. By funding 35% of the drilling costs, Source will earn 15% of the test blocks.

Kodiak shall remain as the operator with an overall working interest of 36% on the first two blocks and 40% on all subsequent blocks.

Montana

Two wells were drilled in the third quarter, one is cased for subsequent evaluation of the multiple zones found and one was abandoned. A third well is licensed and will be drilled depending upon the results of testing on the first well. Subsequent to the drilling, any successful wells will be tied into existing facilities in 2007. We have allocated approximately $400,000 for this project for the 1st quarter of 2007.

New Mexico

Kodiak Energy, Inc. has entered into a joint venture agreement on 50,000 acres of property located in Northeast New Mexico. Once Kodiak acquires seismic the Company will earn an undivided 12.5% working interest in all the existing leases.

In consideration for drilling and casing, or abandonment, of each of the three test wells and the re-entry of an existing borehole, Kodiak shall earn a 100% working interest in each well, on a well by well basis, (being an 84% net interest) before payout for that well and a 50% working interest after payout. Prior to payout Thunder will retain a standard sliding scale (5% to 15%) royalty on oil and 15% on natural gas and after payout the royalty shall convert to a 50% Working Interest on a well by well basis.

In further consideration of drilling and casing, or abandonment, of each of the three test wells and the re-entry of the existing borehole, Kodiak shall earn a sliding scale working interest of up to 3,200 acres.

For fulfilling its obligation to drill the wells described above, Kodiak will earn an option to continue to drill additional wells and to earn an undivided 50% working interest in the petroleum and natural gas rights for the applicable after earned acreage amounts. The exact timing of such rolling options is to be mutually determined by Kodiak and Thunder River.

Unless otherwise agreed by all parties, Kodiak shall be the sole operator of all wells drilled pursuant to this letter and Thunder River shall act as an advisor.

In the event of a commercial discovery, Thunder River will participate in any follow-up drilling and development of these prospects.

Kodiak will also have the right to participate with Thunder River in the acquisition of surrounding leases covering the initial prospects, and in addition, Kodiak will have the right to participate in future Thunder River New Mexico prospect lease acquisitions.

Utah
Kodiak had signed a letter of intent for 22% of a heavy oil project in Utah. Upon completion of due diligence the Company will not be proceeding with this project as there were land schedule deficiencies.

Financial Condition and Changes in Financial Condition

The Company had revenue net of royalty of $10,331 for the quarter ended September 30, 2006 from a gas well at Granlea with an average gas price of $3.54/mcf. The well produced 3,305 mcf in the month of September (averaged 110 mcf/d in the month).

Operating costs were $5,010 or $1.52/mcf and royalties averaged 15% of gas sales.

Net Loss for the quarter ended September 30, 2006 totaled $708,268. The majority of the net loss relates to $411,113 of depletion, depreciation and accretion expense as an impairment loss on the Granlea property.

Administrative expenses of $267,192 relate to consulting, public company expenses, audit fees, general and administration and legal costs.

Net loss for the quarter ended September 30, 2005 totaled $2,744. The expenses relate to general and administrative costs.

Liquidity and Capital Resources:

Since inception to September 30, 2006, we have funded our operations from the sale of securities and loans from shareholders.

As of September 30, 2006, our assets totaled $2,566,619, which consisted primarily of oil and gas mineral rights and land in Canada and Montana. Our total liabilities were $192,548, which were primarily accounts payable for audit fees and administrative expenses. We had stockholders' equity of $2,308,863.

On January 20, 2006 Kodiak Energy raised gross proceeds of $1,400,000 through the sale of 933,324 common shares at a price of $1.50 per share. Kodiak Energy used the funds for drilling two wells at the Manyberries property, and general corporate purposes. On June 30 Kodiak Energy raised gross proceeds of $1,921,000 through the sale of 1,130,000 units at a price of $1.70 per share. The units consisted of one common share and one warrant to purchase a share for $2.50 until June 30, 2008 and $3.50 from July 1, 2008 until June 30, 2011. The funds were used to drill two wells in Montana and general corporate purposes. As at September 30, 2006 the working capital was $885,587.

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

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


Item 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

   31.1 - Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 - Certification of Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002

   32   - Certification of President and Chief Financial Officer Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

On August 25, 2006 we filed an 8K under item 5.02 Election of Directors and Appointment of Principal Officers.

On Auust 28, 2006 we filed an 8K under item 1.01 Entry into a Material Definitive Agreement

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