Form 10QSB/A
period 2006-09-30
KODIAK ENERGY, INC.
filed 2007-01-24
CIK 1109553

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


                                              KODIAK ENERGY, INC.
                                               (Registrant)


Dated: December 13, 2006                      By: /s/  Mark Hlady
                                              ---------------------------------
                                              Mark Hlady
                                              CEO, CFO and Chairman

--------------------------------------------------------------------------------