Form 10KSB
period 2006-12-31
KODIAK ENERGY, INC.
filed 2007-04-04
CIK 1109553

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

                  For the fiscal year ended December 31, 2006.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission file number 333-38558

                               Kodiak Energy, Inc.
          ------------------------------------------------------------
                 (Name of small business issuer in its charter)


                    Delaware                             65-0967706
         ------------------------------             ------------------
         State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization              Identification No.)



                734 7th Avenue S.W. Suite 460 Calgary, AB T2P 3P8
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (403) 262-8044

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company experienced a net loss in the amount of $2,867,374 for the fiscal year ended December 31, 2006.

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2006, was 89,946,468 shares, held by approximately 679 stockholders.

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

In this form 10KSB, references to the "Company," "we," "us," and "our" refer to Kodiak Energy, Inc.

                               KODIAK ENERGY, INC.

                                   Form 10-KSB
                   For the Fiscal Year Ended December 31, 2006

                                Table of Contents

PART I

Item 1.  Description of business .............................................3

Item 2.  Description of Property .............................................8

Item 3.  Legal Proceedings ..................................................10

Item 4.  Submission of Matters to a Vote of Security Holders ................10

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters ...........11

Item 6.  Management's Discussion and Analysis or Plan of Operation ..........12

Item 7.  Financial Statements ...............................................16

Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure ...........................................35

Item 8A. Controls and Procedures.............................................35

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act ..................35

Item 10. Executive Compensation .............................................37

Item 11. Security Ownership of Certain Beneficial Owners and
         Management..........................................................39

Item 12. Certain Relationships and Related Transactions .....................40

Item 13. Exhibits and Reports on Form 8-K ...................................40

Item 14. Principal Accountants Fees and Services.............................41

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

BUSINESS

The Company is a development stage oil and gas company with no assets and liabilities.

The Company has three wholly owned subsidiaries, Kodiak Petroleum ULC, an Alberta corporation , Kodiak Petroleum (Montana), Inc., a Delaware corporation and Kodiak Petroleum (Utah), Inc., a Delaware corporation. The following are descriptions of the Company's current projects.

Canada

MANYBERRIES - SOUTHEAST ALBERTA

Great North Oil Corp. acquired 9 sections or 5,760 acres of contiguous, undeveloped Petroleum and Natural Gas rights in the extreme southeast of Alberta, which are prospective for oil and natural gas in multiple formations. The land block is in close proximity to a mature field that has produced several million barrels of oil as well as newly developing shallow gas plays. These gas plays were passed over in the past due to low natural gas pricing; however, with high density drilling programs, these plays have become very successful in recent years. Success rate for shallow gas on wells drilled on adjacent blocks has exceeded 98%. These lands have been developed with a high density drilling (down spacing) program by Canadian Natural Gas Limited, Enerplus Resources Fund and Encana Corporation. As many as 16 wells per section are permitted by the Alberta Energy and Utilities Board, with low impact drilling programs (low cost), multiple zone completions. Four wells per section are permitted without downspacing applications. In addition there are secondary targets below the Viking and Sawtooth formations.

The Company drilled two wells and recompleted one other well in March of 2006 on the Manyberries property, which earned the Company a 66 2/3% interest in the lands. The Company will earn the final 33 1/3% after drilling one additional well. 60 km of seismic information was also purchased and processed. We are currently licensing five wells. We expect to drill these wells in the first half of 2007. Upon confirmation of sufficient reserves, pipelines will be constructed to tie the wells into existing gas facilities.

PROVINCE/GRANLEA - SOUTHEAST ALBERTA

The Company, jointly with a partner, purchased 2 sections or 1280 acres gross (640 net to the Company) of petroleum and natural gas rights at a provincial land sale on September 22, 2005.

A 2D seismic program was completed on the property; a well was drilled and completed to the Sawtooth formation; surface facilities were installed and a pipeline tie-in was completed. Production commenced in September, 2006. In October, substantial increase in water rates resulted in the well being shut in until it is re-evaluated.

LUCY - NORTHERN BRITISH COLUMBIA

The Company has a 10% working interest in a well in Northern British Columbia, located 40 miles northeast of Fort Nelson, targeting natural gas. The Lucy test well is located approximately 8 miles south of the CDC Mel d-8-I 94-P-04 well which has produced 63 BCF to date. Wells drilled in the giant Yoyo (9 miles south) and Sierra (18 miles south) gas fields have produced an average 80-100 BCF per well from fully developed reefs of the Devonian Pine Point formation.

An independent resource assessment of the Lucy prospect has been completed by Chapman Petroleum Engineering with (if successful) production rate and recovery estimates of 2.5MMscf/d and 3.0 BCF (low case), 6 MMCF/d and 8.0 BCF (best estimate) and 10 MMCF/d and 15.0 BCF (high case) per well. The prospect is interpreted to be a lower reef build up than the large pools mentioned above with anticipated recoveries more similar to the smaller pools in the mentioned fields.

The Lucy/Highwood Lands (BC P&NG Lease #44104) consist of approximately three square miles (799 hectares) located in the North Yoyo Otter Park shale basin. Seismic covering the Lucy prospect indicates a possible Pine Point (Keg River) lower level reef build up equivalent in age to the nearby Mel, Yoyo, and Sierra reefs.

The Lucy prospect is in the vicinity of active gas operations. Service and support facilities are readily available.

The first well was drilled in December 2006. After some difficult drilling conditions, the lower zones have been abandoned. This property will be evaluated for further operations.


LITTLE CHICAGO - NORTHWEST TERRITORIES

Kodiak has signed a letter of intent to acquire a majority interest in Thunder River Energy, Inc. When the acquisition closes, Kodiak will have a 50% working interest on the 200,000 acre Exploration License 413 ("EL 413") in the Mackenzie River Valley centered along the planned Mackenzie Valley Pipeline.

The Company will be Operator of the Project under the original Farm-out agreement and will spend approximately $ 5.5 million ($5,500,000.00), prior to June 30, 2007, to acquire 2D seismic data on the Farm-out Lands, thus earning a 6.25% working interest in the property. Kodiak also processed 50 km of existing seismic data in Q4 of 2006.

Kodiak, in a very short time, has been able, via consultations with Beneficiaries of the Land Claims, Traditional Knowledge Studies and Environmental Studies to reach agreement on Joint Management Agreements, Benefits Agreements and Land Use Agreements. As well, the Company has obtained the required permits for a 2007 Seismic Program. Kodiak has also been able to negotiate work contracts with maximum available local participation.

Project field activities commenced on January 19, 2007 and were completed before the end of March. Seismic and Gravity Survey data is now being processed.

FORT MCMURRAY - NORTHERN ALBERTA

Kodiak, jointly with two partners, acquired two blocks of Petroleum & Natural and Gas ("PN&G") licenses over 64 sections of land near Fort McMurray in North Eastern Alberta.

The licenses are for all P&NG Rights from the base of the Woodbend formation to 15 m into the top of the Precambriam section subject to a 2.5% gross overriding royalty reserved for the Seller in the subject lands. Kodiak's initial working interest shall be 50%. One partner will also have a 50% working interest.

Western Crown Corporation will have a 10% carried working interest in the subject lands and in the first two wells drilled. Western Crown shall have the option to convert its carried working interest into a 1/6 interest received proportionately from each of Kodiak and EnerPro Energy Corp. until and including June 30, 2007 where Western Crown makes full and complete payment of its share of all Joint Venture costs up to the time of election including interest at Purchaser's average bank prime rate plus three (3.0 %) percent.

A Joint Operating Agreement shall be drafted and agreed between the parties allowing Kodiak to be operator of one license and EnerPro operator of the other license. Kodiak shall have first right of operatorship for whichever license it chooses.

Kodiak and its partner are planning a seismic program for 2007. Along with the current seismic program a review of seismic shot in 2003 will take place. The 2003 seismic program showed the potential for several gas wells. Following the seismic program, the Company is will plan a drilling program later in 2007.

United States

NEW MEXICO

Kodiak Energy, Inc. has acquired 95% of 55,000 acres of property located in Northeast New Mexico. The land is held by Thunder River Energy, Inc. Kodiak has a letter of intent to acquire a majority interest in Thunder.

Natural gas and commercial volumes of CO2, has been found in existing wells in the area. There is potential for oil and helium resources at shallow depth. Kodiak plans to conduct an initial seismic program in 2007. Once completed, the results will be analyzed.

The Company plans to re-enter the existing Roxana well at Sofia and drill test wells on each of the Sofia and Spear Draw anticlines. We anticipate drilling in mid 2007. The existing infrastructure offers the possibility of dynamic short term growth and significant near term cash flow


MONTANA

Under a joint venture agreement, Kodiak committed to pay 100% of the capital costs of the seismic and a 3 or 4 well drilling program to a maximum of US $600,000. Kodiak will earn a 50% working interest in the wells and well spacing, as well as the right to participate on a 50% basis going forward. Our partner will remain as the operator of the project.

Our partner has 100,000 contiguous undeveloped acres of petroleum and natural gas rights in the area, as well as some excess capacity in facilities and pipelines.

Two wells were drilled in the third quarter of 2006; one is cased for subsequent evaluation of the multiple zones found and one was abandoned. A third well is licensed and will be drilled depending upon the results of testing on the first well. Subsequent to the drilling, any successful wells will be tied into existing facilities in 2007. We have allocated approximately $400,000 for this project for mid 2007.


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

The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that may result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

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

Risks of Penny Stock Investing

The Company's common stock is considered to be a "penny stock" because it meets one or more of the definitions in the Exchange Act Rule 3a51-1, a Rule made effective on July 15, 1992. These include but are not limited to the following:(i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASD's automated quotation system (NASDAQ), or even if so, has a price less than five dollars ($5.00) per share; OR (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than three years continuously, or $5,000,000, if in business less than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Office Property
The offices of Kodiak Energy, Inc. are located at 734 7th Avenue S.W. Suite 460 Calgary, AB, T2P 3P8. We rent offices on a month by month basis. The current monthly rent is $4,000 CAD.

Oil and Gas Property
Canada

MANYBERRIES - SOUTHEAST ALBERTA

Great North Oil Corp. acquired 9 sections or 5,760 acres of contiguous, undeveloped Petroleum and Natural Gas rights in the extreme southeast of Alberta, which are prospective for oil and natural gas in multiple formations. The land block is in close proximity to a mature field that has produced several million barrels of oil as well as newly developing shallow gas plays. These gas plays were passed over in the past due to low natural gas pricing; however, with high density drilling programs, these plays have become very successful in recent years. Success rate for shallow gas on wells drilled on adjacent blocks has exceeded 98%. These lands have been developed with a high density drilling (down spacing) program by Canadian Natural Gas Limited, Enerplus Resources Fund and Encana Corporation. As many as 16 wells per section are permitted by the Alberta Energy and Utilities Board, with low impact drilling programs (low cost), multiple zone completions. Four wells per section are permitted without down-spacing applications. In addition there are secondary targets below the Viking and Sawtooth formations.

The Company drilled two wells and recompleted one other well in March of 2006 on the Manyberries property, which earned the Company a 66 2/3% interest in the lands. The Company will earn the final 33 1/3% after drilling one additional well. 60 km of seismic information was also purchased and processed. We are currently licensing five wells. We expect to drill these wells in the first half of 2007. Upon confirmation of sufficient reserves, pipelines will be constructed to tie the wells into existing gas facilities.

PROVINCE/GRANLEA - SOUTHEAST ALBERTA

The Company, jointly with a partner, purchased 2 sections or 1280 acres gross (640 net to the Company) of petroleum and natural gas rights at a provincial land sale on September 22, 2005.

A 2D seismic program was completed on the property; a well was drilled and completed to the Sawtooth formation; surface facilities were installed and a pipeline tie-in was completed. Production commenced in September, 2006. In October, substantial increase in water rates resulted in the well being shut in until it is re-evaluated.

LUCY - NORTHERN BRITISH COLUMBIA

The Company has a 10% working interest in a well in Northern British Columbia, located 40 miles northeast of Fort Nelson, targeting natural gas. The Lucy test well is located approximately 8 miles south of the CDC Mel d-8-I 94-P-04 well which has produced 63 BCF to date. Wells drilled in the giant Yoyo (9 miles south) and Sierra (18 miles south) gas fields have produced an average 80-100 BCF per well from fully developed reefs of the Devonian Pine Point formation.

An independent resource assessment of the Lucy prospect has been completed by Chapman Petroleum Engineering with (if successful) production rate and recovery estimates of 2.5MMscf/d and 3.0 BCF (low case), 6 MMCF/d and 8.0 BCF (best estimate) and 10 MMCF/d and 15.0 BCF (high case) per well. The prospect is interpreted to be a lower reef build up than the large pools mentioned above with anticipated recoveries more similar to the smaller pools in the mentioned fields.

The Lucy/Highwood Lands (BC P&NG Lease #44104) consist of approximately three square miles (799 hectares) located in the North Yoyo Otter Park shale basin. Seismic covering the Lucy prospect indicates a possible Pine Point (Keg River) lower level reef build up equivalent in age to the nearby Mel, Yoyo, and Sierra reefs.

The Lucy prospect is in the vicinity of active gas operations. Service and support facilities are readily available.

The first well was drilled in December 2006. After some difficult drilling conditions, the lower zones have been abandoned. This property will be evaluated for further operations.

LITTLE CHICAGO - NORTHWEST TERRITORIES

Kodiak has signed a letter of intent to acquire a majority interest in Thunder River Energy, Inc. When the acquisition closes, Kodiak will have a 50% working interest on the 200,000 acre Exploration License 413 ("EL 413") in the Mackenzie River Valley centered along the planned Mackenzie Valley Pipeline.

The Company will be Operator of the Project under the original Farm-out agreement and will spend approximately $ 5.5 million ($5,500,000.00), prior to June 30, 2007, to acquire 2D seismic data on the Farm-out Lands, thus earning a 6.25% working interest in the property. Kodiak also processed 50 km of existing seismic data in Q4 of 2006.

Kodiak, in a very short time, has been able, via consultations with Beneficiaries of the Land Claims, Traditional Knowledge Studies and Environmental Studies to reach agreement on Joint Management Agreements, Benefits Agreements and Land Use Agreements. As well, the Company has obtained the required permits for a 2007 Seismic Program. Kodiak has also been able to negotiate work contracts with maximum available local participation.

Project field activities commenced on January 19,2007 and was completed before the end of March. Seismic and Gravity Survey data is now being processed.

FORT MCMURRAY - NORTHERN ALBERTA

Kodiak, jointly with two partners, acquired two blocks of Petroleum & Natural and Gas ("PN&G") licenses over 64 sections of land near Fort McMurray in North Eastern Alberta.

The licenses are for all P&NG Rights from the base of the Woodbend formation to 15 m into the top of the Precambriam section subject to a 2.5% gross overriding royalty reserved for the Seller in the subject lands. Kodiak's initial working interest shall be 50%. One partner will also have a 50% working interest.

Western Crown Corporation will have a 10% carried working interest in the subject lands and in the first two wells drilled. Western Crown shall have the option to convert its carried working interest into a 1/6 interest received proportionately from each of Kodiak and EnerPro Energy Corp. until and including June 30, 2007 where Western Crown makes full and complete payment of its share of all Joint Venture costs up to the time of election including interest at Purchaser's average bank prime rate plus three (3.0 %) percent.

A Joint Operating Agreement shall be drafted and agreed between the parties allowing Kodiak to be operator of one license and EnerPro operator of the other license. Kodiak shall have first right of operatorship for whichever license it chooses.

Kodiak and its partner are planning a seismic program for 2007. Along with the current seismic program a review of seismic shot in 2003 will take place. The 2003 seismic program showed the potential for several gas wells. Following the seismic program, the Company is will plan a drilling program later in 2007.

United States

NEW MEXICO

Kodiak Energy, Inc. has acquired 95% of 55,000 acres of property located in Northeast New Mexico. The land is held by Thunder River Energy, Inc. Kodiak has a letter of intent to acquire a majority interest in Thunder.

Natural gas and commercial volumes of CO2, has been found in existing wells in the area. There is potential for oil and helium resources at shallow depth. Kodiak plans to conduct an initial seismic program in 2007. Once completed, the results will be analyzed.

The Company plans to re-enter the existing Roxana well at Sofia and drill test wells on each of the Sofia and Spear Draw anticlines. We anticipate drilling in mid 2007. The existing infrastructure offers the possibility of dynamic short term growth and significant near term cash flow

MONTANA

Under a joint venture agreement, Kodiak committed to pay 100% of the capital costs of the seismic and a 3 or 4 well drilling program to a maximum of US $600,000. Kodiak will earn a 50% working interest in the wells and well spacing, as well as the right to participate on a 50% basis going forward. Our partner will remain as the operator of the project.

Our partner has 100,000 contiguous undeveloped acres of petroleum and natural gas rights in the area, as well as some excess capacity in facilities and pipelines.

Two wells were drilled in the third quarter of 2006; one is cased for subsequent evaluation of the multiple zones found and one was abandoned. A third well is licensed and will be drilled depending upon the results of testing on the first well. Subsequent to the drilling, any successful wells will be tied into existing facilities in 2007. We have allocated approximately $400,000 for this project for mid 2007.

Land Acreage

OIL AND NATURAL GAS RIGHTS as of December 31, 2006
--------------------------------------------------------------------------------
                                       Gross        Net       Gross       Net
                                      Hectares    Hectares    Acres      Acres
--------------------------------------------------------------------------------
   Developed Acreage
   South East Alberta - Manyberries    2,331      1,554        5,760      3,840
   South East Alberta - Granlea        518        259          1,280      640
   Lucy                                777        77           1,920      192
   Montana                             777        389          1,920      960
   Total                                          2,279                   5,631

   Undeveloped Acreage
   New Mexico                          22,257     11,129       54,997     27,499
   Fort McMurray                       16,575     8,288        40,958     20,479
   Little Chicago                      80,934     10,117       199,999    24,999
   Total                                          29,533                  72,976
--------------------------------------------------------------------------------

A developed acre is considered to mean those acres spaced or assignable to productive wells, a gross acre is an acre in which a working interest is owned, and a net acre is the result that is obtained when fractional ownership working interest is multiplied by gross acres. The number of net acres is the sum of the factional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether or not that acreage contains proved reserves, but does not include undrilled acreage held by production under the terms of a lease. As is customary in the oil and gas industry, we can generally retain our interest in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the leases or by paying delay rentals during the remaining primary term of such a lease. The oil and natural gas leases in which we have an interest are for varying primary terms, and if production continues from our developed lease acreage beyond the primary term, we are entitled to hold the lease for as long as oil or natural gas is produced.


Employees
The Company has no employees as of December 31, 2006. The Company utilizes full-time and part-time consultants to conduct its business and carry out its business plan. As at December 31, two full-time and four part-time consultants were engaged by the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not presently a party neither to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 18, 2006, Kodiak Energy held its annual shareholders' meeting. At the meeting the shareholders voted in favour of four proposals put to them, listed below.

The shareholders elected the following persons to act as directors until the next meeting of the shareholders; Mark Hlady, William Tighe, Glenn Watt, Peter Schriber and Marvin Jones.

The shareholders approved the stock option plan of Kodiak Energy, Inc.

The shareholders approved an amendment to the certificate of incorporation to change the name of the company to "Kodiak Petroleum Ltd. This name change has not yet been effected.

The shareholders also approved an amendment to the certificate of incorporation to increase the number of shares of authorized common stock from 100,000,000 to 300,000,000.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's stock is currently quoted on the Over the Counter Bulletin Board under the symbol KDKN. The Company's trading ranges by quarter for fiscal 2005 and 2006 were as follows:

                                                 High           Low

           Year end Dec 31, 2005
               First Quarter                    $ 1.01         $ 0.35
               Second Quarter                   $ 1.01         $ 0.75
               Third Quarter                    $ 2.00         $ 0.80
               Fourth Quarter                   $ 1.85         $ 0.65

           Year end Dec 31, 2006
               First Quarter                    $ 1.20         $ 0.375
               Second Quarter                   $ 2.50         $ 1.15
               Third Quarter                    $ 2.30         $ 1.14
               Fourth Quarter                   $ 2.05         $ 1.06

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

EQUITY COMPENSATION PLAN INFORMATION

On January 4, 2006, our board of directors adopted a stock option plan. This plan was approved by the shareholders of the Company at the annual meeting held on July 18, 2006, in Calgary AB. The plan authorizes a total of 4,300,000 shares of common stock to be granted as stock option awards under the plan. The committee may not grant to any one holder options to purchase more than 500,000 shares of common stock or a number in excess of 2% of the outstanding common stock in any one calendar year in the aggregate under the plan. As of December 31, 2006, no options had been exercised.

RECENT SALES OF UNREGISTERED SECURITIES

On January 20, 2006, pursuant to subscription agreements, we closed a private placement to two investors of an aggregate of 933,334 common shares at a price of US$1.50 per share, for total proceeds of US$1,400,000. The common shares were issued pursuant to Regulation S ("Regulation S") under the Securities Act of 1933, as amended (the "1933 Act").

On June 30, 2006 Kodiak raised gross proceeds of $1,921,000 through the sale of 1,130,000 units at a price of $1.70 per share. The units consisted of one common share and one warrant to purchase one common share for $2.50 until June 30, 2008 and $3.50 from July 1, 2008 until June 30, 2011. The common shares were issued pursuant to Regulation S ("Regulation S") under the Securities Act of 1933, as amended (the "1933 Act").

On December 14, 2006, pursuant to subscription agreements, we closed a private placement to two accredited investors for an aggregate of $348,000 CAD shares at a price of US$6.40 per unit. The units consisted of three flow-through common shares and one common share. The flow-through shares entitle the share holder to a Canadian Exploration Expense under the Income Tax Act. The company will use its best efforts to file a registration statement for the issued shares by April 30, 2007. The common shares were issued pursuant to Regulation S ("Regulation S") under the Securities Act of 1933, as amended (the "1933 Act").

As at December 31, 2006 there were 89,946,468 shares of common stock issued and outstanding and there were approximately 679 holders of record of our common stock.

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

The Company had revenues of $27,134 for the year ended December 31, 2006 (2005 -
Nil). The company is in the exploration and development stage.

Capital Costs incurred by the Company during the years ended December 31, 2006 and 2005 are set out below.

                                                     2006           2005
                                                  ----------     ----------
     Land acquisition and carrying costs          $  139,079     $        -
     Geological and geophysical                      173,872        250,318
     Intangible drilling and completion            1,866,770              -
     Tangible completion and facilities              202,285              -
     Other fixed assets                               53,744         15,821
                                                  ----------     ----------

              Total Capital Costs Incurred        $2,435,750     $  266,139
                                                  ----------     ----------

Administrative expenses for the year ended December 31, 2006 amounted to $ 1,308,320 (2005 - $323,744 )and include public company costs for SEC reporting compliance, accounting, audit and legal fees and consulting costs of company personnel and others who provided investor relations services. Other administrative costs include general and administrative office expenses. We believe we will incur substantial expenses for the near term as we progress with our evaluation process of oil and gas prospects.

Interest expense for the year ended December 31, 2006 was $Nil (2005 - $808,811). Interest for 2005 arose from the beneficial conversion feature on convertible debt of $41,189 representing the difference between the conversion price and the fair value of the common stock at the commitment date. Additional Paid in Capital increased by this same amount.

Property, Plant and Equipment

Oil and Gas Property

Canada

MANYBERRIES - SOUTHEAST ALBERTA

Great North Oil Corp. acquired 9 sections or 5,760 acres of contiguous, undeveloped Petroleum and Natural Gas rights in the extreme southeast of Alberta, which are prospective for oil and natural gas in multiple formations. The land block is in close proximity to a mature field that has produced several million barrels of oil as well as newly developing shallow gas plays. These gas plays were passed over in the past due to low natural gas pricing; however, with high density drilling programs, these plays have become very successful in recent years. Success rate for shallow gas on wells drilled on adjacent blocks has exceeded 98%. These lands have been developed with a high density drilling (down spacing) program by Canadian Natural Gas Limited, Enerplus Resources Fund and Encana Corporation. As many as 16 wells per section are permitted by the Alberta Energy and Utilities Board, with low impact drilling programs (low cost), multiple zone completions. Four wells per section are permitted without down-spacing applications. In addition there are secondary targets below the Viking and Sawtooth formations.

The Company drilled two wells and recompleted one other well in March of 2006 on the Manyberries property, which earned the Company a 66 2/3% interest in the lands. The Company will earn the final 33 1/3% after drilling one additional well. 60 km of seismic information was also purchased and processed. We are currently licensing five wells. We expect to drill these wells in the first half of 2007. Upon confirmation of sufficient reserves, pipelines will be constructed to tie the wells into existing gas facilities.

PROVINCE/GRANLEA - SOUTHEAST ALBERTA

The Company, jointly with a partner, purchased 2 sections or 1280 acres gross (640 net to the Company) of petroleum and natural gas rights at a provincial land sale on September 22, 2005.

A 2D seismic program was completed on the property; a well was drilled and completed to the Sawtooth formation; surface facilities were installed and a pipeline tie-in was completed. Production commenced in September, 2006. In October, substantial increase in water rates resulted in the well being shut in until it is re-evaluated.

LUCY - NORTHERN BRITISH COLUMBIA

The Company has a 10% working interest in a well in Northern British Columbia, located 40 miles northeast of Fort Nelson, targeting natural gas. The Lucy test well is located approximately 8 miles south of the CDC Mel d-8-I 94-P-04 well which has produced 63 BCF to date. Wells drilled in the giant Yoyo (9 miles south) and Sierra (18 miles south) gas fields have produced an average 80-100 BCF per well from fully developed reefs of the Devonian Pine Point formation.

An independent resource assessment of the Lucy prospect has been completed by Chapman Petroleum Engineering with (if successful) production rate and recovery estimates of 2.5MMscf/d and 3.0 BCF (low case), 6 MMCF/d and 8.0 BCF (best estimate) and 10 MMCF/d and 15.0 BCF (high case) per well. The prospect is interpreted to be a lower reef build up than the large pools mentioned above with anticipated recoveries more similar to the smaller pools in the mentioned fields.

The Lucy/Highwood Lands (BC P&NG Lease #44104) consist of approximately three square miles (799 hectares) located in the North Yoyo Otter Park shale basin. Seismic covering the Lucy prospect indicates a possible Pine Point (Keg River) lower level reef build up equivalent in age to the nearby Mel, Yoyo, and Sierra reefs.

The Lucy prospect is in the vicinity of active gas operations. Service and support facilities are readily available.

The first well was drilled in December 2006. After some difficult drilling conditions, the lower zones have been abandoned. This property will be evaluated for further operations.


LITTLE CHICAGO - NORTHWEST TERRITORIES

Kodiak has signed a letter of intent to acquire a majority interest in Thunder River Energy, Inc. When the acquisition closes, Kodiak will have a 50% working interest on the 200,000 acre Exploration License 413 ("EL 413") in the Mackenzie River Valley centered along the planned Mackenzie Valley Pipeline.

The Company will be Operator of the Project under the original Farm-out agreement and will spend approximately $ 5.5 million ($5,500,000.00), prior to June 30, 2007, to acquire 2D seismic data on the Farm-out Lands, thus earning a 6.25% working interest in the property. Kodiak also processed 50 km of existing seismic data in Q4 of 2006.

Kodiak, in a very short time, has been able, via consultations with Beneficiaries of the Land Claims, Traditional Knowledge Studies and Environmental Studies to reach agreement on Joint Management Agreements, Benefits Agreements and Land Use Agreements. As well, the Company has obtained the required permits for a 2007 Seismic Program. Kodiak has also been able to negotiate work contracts with maximum available local participation.

Project field activities commenced January 19, 2007 and were completed before the end of March. Seismic and Gravity Survey data is now being processed.

FORT MCMURRAY - NORTHERN ALBERTA

Kodiak, jointly with two partners, acquired two blocks of Petroleum & Natural and Gas ("PN&G") licenses over 64 sections of land near Fort McMurray in North Eastern Alberta.

The licenses are for all P&NG Rights from the base of the Woodbend formation to 15 m into the top of the Precambriam section subject to a 2.5% gross overriding royalty reserved for the Seller in the subject lands. Kodiak's initial working interest shall be 50%. One partner will also have a 50% working interest.

Western Crown Corporation will have a 10% carried working interest in the subject lands and in the first two wells drilled. Western Crown shall have the option to convert its carried working interest into a 1/6 interest received proportionately from each of Kodiak and EnerPro Energy Corp. until and including June 30, 2007 where Western Crown makes full and complete payment of its share of all Joint Venture costs up to the time of election including interest at Purchaser's average bank prime rate plus three (3.0 %) percent.

A Joint Operating Agreement shall be drafted and agreed between the parties allowing Kodiak to be operator of one license and EnerPro operator of the other license. Kodiak shall have first right of operatorship for whichever license it chooses.

Kodiak and its partner are planning a seismic program for 2007. Along with the current seismic program a review of seismic shot in 2003 will take place. The 2003 seismic program showed the potential for several gas wells. Following the seismic program, the Company is will plan a drilling program later in 2007.

United States

NEW MEXICO

Kodiak Energy, Inc. has acquired 95% of 55,000 acres of property located in Northeast New Mexico. The land is held by Thunder River Energy, Inc. Kodiak has a letter of intent to acquire a majority interest in Thunder.

Natural gas and commercial volumes of CO2, has been found in existing wells in the area. There is potential for oil and helium resources at shallow depth. Kodiak plans to conduct an initial seismic program in 2007. Once completed, the results will be analyzed.

The Company plans to re-enter the existing Roxana well at Sofia and drill test wells on each of the Sofia and Spear Draw anticlines. We anticipate drilling in mid 2007. The existing infrastructure offers the possibility of dynamic short term growth and significant near term cash flow

MONTANA

Under a joint venture agreement, Kodiak committed to pay 100% of the capital costs of the seismic and a 3 or 4 well drilling program to a maximum of US $600,000. Kodiak will earn a 50% working interest in the wells and well spacing, as well as the right to participate on a 50% basis going forward. Our partner will remain as the operator of the project.

Our partner has 100,000 contiguous undeveloped acres of petroleum and natural gas rights in the area, as well as some excess capacity in facilities and pipelines.

Two wells were drilled in the third quarter of 2006; one is cased for subsequent evaluation of the multiple zones found and one was abandoned. A third well is licensed and will be drilled depending upon the results of testing on the first well. Subsequent to the drilling, any successful wells will be tied into existing facilities in 2007. We have allocated approximately $400,000 for this project for mid 2007.

Liquidity and Capital Resources:

Since inception to December 31, 2006, we have funded our operations from the sale of securities and loans from shareholders.

As of December 31, 2006, our assets totaled $2,707,075 (2005 - $556,330) which consisted primarily of working capital and oil and gas mineral rights and related equipment. Our total liabilities were $859,103 (2005 - $223,601) which consist primarily of accounts payable and accrued liabilities for capital expenditures and administrative costs. As at December 31, 2006, the Company's accumulated deficit was $4,063,776 (2005 - $1,196,403). Working capital at December 31, 2006 amounted to $472,056 (2005 - $47,576).

In 2006 the Company completed three private placements and sold 4,893,320 common shares for gross proceeds of $3,362,375. We will require additional capital in order to conduct exploration and development activities planned for the future. In addition, we may require funds for additional acquisitions.

ITEM 7.  FINANCIAL STATEMENTS

Report of Independent Registered
Public Accounting Firm

To the Board of Directors and the Stockholders of Kodiak Energy, Inc.

We have audited the accompanying consolidated balance sheets of Kodiak Energy, Inc. (The "Company and subsidiaries") as of December 31, 2006 and 2005 (as re-stated) and the consolidated statements of operations, stockholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation of the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2006 and 2005 (as re-stated) and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's ability to continue as a going concern is dependent on obtaining sufficient working capital to fund future operations. Management's plan in regard to these matters is also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Meyers Norris Penny LLP


Chartered Accountants
Calgary, Canada
March 26, 2007

KODIAK ENERGY, INC.
Consolidated Balance Sheets
(Development Stage Company Going Concern Uncertainty - Note 1)

-------------------------------------------------------------------------------
                                                  December 31      December 31
                                                     2006              2005
                                                                    (Restated -
                                                                      Note 2)
-------------------------------------------------------------------------------
Assets

Current Assets:
     Cash                                       $     448,346     $     190,651
     Accounts Receivable                              685,975            12,676
     Prepaid Expenses and Deposits (Note 4)           196,838            67,850
     --------------------------------------------------------------------------
                                                    1,331,159           271,177

Other Assets (Note 5)                                  49,860            20,249

Capital Assets (Notes 3 and 6):
     Oil & Gas Properties                           1,270,253           250,318
     Property & Equipment                              55,803            14,586
     --------------------------------------------------------------------------
                                                    1,326,056           264,904
-------------------------------------------------------------------------------
                                                $   2,707,075     $     556,330
===============================================================================

Liabilities and Shareholders' Deficiency

Current Liabilities:
     Accounts Payable                                 585,253            28,553
     Accrued Liabilities                              273,850           153,859
     Convertible Debt (Note 7)                              -            41,189
     --------------------------------------------------------------------------
                                                      859,103           223,601

Asset Retirement Obligations (Note 8)                  90,911                 -
     --------------------------------------------------------------------------
                                                      950,014           223,601
     --------------------------------------------------------------------------
Shareholders' Equity
     Share Capital (Note 9):
          Authorized:
          300,000,000 (2005 - 100,000,000)
          Common Shares Par Value .001 Each
          Issued & Outstanding 89,946,468
          (2005 - 474,028)Common Shares                89,946               474
          Share Subscription Receivable                     -           (72,000)
          Shares Issuable (Note 9)                    538,328           773,637
          Additional Paid in Capital                5,143,608           834,561
          Deficit Accumulated during the
                   Development Stage               (4,063,776)       (1,196,403)
          Contributed Surplus (Note 10)                69,169                 -
          Other Comprehensive Loss                    (20,214)           (7,540)
     --------------------------------------------------------------------------
                                                    1,757,061           332,729
-------------------------------------------------------------------------------
                                                $   2,707,075     $     556,330
===============================================================================


(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Consolidated Statements of Shareholders' Equity (Deficiency)
Period April 7, 2004 (Date of Inception) to December 31, 2006
(Development Stage Company Going Concern Uncertainty - Note 1)

                                                                  Deficit
                                                                Accumulated   Accumulated
                                                                during the       Other                                 Total
                                                                Development  Comprehensive                 Shares   Shareholder's
                            Number of             Additional      Stage          Loss                     Issuable    Equity
                             Common                Paid in      (Restated -    (Restated    Contributed  (Restated-  (Restated-
                             shares     Amount     Capital        Note 2)        Note 2)      Surplus     Note 2)      Note 2)
--------------------------------------------------------------------------------------------------------------------------------
Pre Bankruptcy                324,028  $    324  $  1,813,853  $ (1,814,176)             -                       -             -
Fresh Start Adjustments                            (1,813,853)    1,814,176  $        (324)                      -             -
--------------------------------------------------------------------------------------------------------------------------------
Balance at April 7, 2004      324,028       324             -             -           (324)                      -             -
Issuance of
common stock                  150,000       150        24,850             -              -                       -        25,000
Contributions to
to capital                                    -           900             -              -                       -           900
Net loss                                      -             -       (62,613)             -                       -       (62,613)
--------------------------------------------------------------------------------------------------------------------------------

Balance at Dec 31, 2004       474,028       474        25,750       (62,613)          (324)                      -       (36,713)
================================================================================================================================

Net loss                                      -             -    (1,133,790)             -                       -    (1,133,790)
Foreign currency
translation                                   -             -             -         (7,216)                      -        (7,216)
                                                               ----------------------------                          -----------
Total comprehensive loss                                         (1,133,790)        (7,216)                           (1,141,006)
Beneficial conversion of
debt                                          -       808,811             -              -                       -       808,811
Shares to be issued                           -             -             -                                773,637       773,637
Share subscription
receivable                                    -             -             -                                (72,000)      (72,000)
--------------------------------------------------------------------------------------------------------------------------------
Balance at Dec 31, 2005       474,028  $    474  $    834,561  $ (1,196,403) $      (7,540)              $ 701,637  $    332,729
================================================================================================================================

Net loss                                      -             -    (2,867,374)             -                       -    (2,867,374)
Foreign currency
translation                                   -             -             -        (12,675)                      -       (12,675)
                                                               ----------------------------                          -----------
Total comprehensive loss                                         (2,867,374)       (12,675)                           (2,880,049)
Issuance of common stock   89,472,440    89,472     4,309,047             -              -                (701,637)    3,696,882
Shares to be issued                           -             -             -              -                 538,328       538,328
Stock based compensation                      -             -             -              -       69,169          -        69,169
--------------------------------------------------------------------------------------------------------------------------------

Balance at Dec 31, 2006    89,946,468  $ 89,946  $  5,143,608  $ (4,063,776) $     (20,214)      69,169  $ 538,328  $  1,757,061
================================================================================================================================

(See accompanying notes to the consolidated financial statements)

                                                                18

Kodiak Energy Inc.
Consolidated Statements of Operations
(Development Stage Company Going Concern Uncertainty - Note 1)

                                                                  Cumulative
                                                               Since Inception
                                                                April 7, 2004
                                                                      to
                                               December 31,      December 31,
                                                  2005               2006
                              December 31,     (Restated -       (Restated -
                                 2006            Note 2)            Note 2)
                              --------------------------------------------------

REVENUES, net of royalties    $     27,134    $           -     $        27,134
                              --------------------------------------------------

EXPENSES
 Operating                          13,572                -              13,572
 General and Administrative      1,308,320          323,744           1,669,676
 Stock-based Compensation           69,169                -              69,169
 Depletion, Depreciation
  and Accretion (Note 6)        1,507,021            1,235           1,508,256
 Interest Expense                        -          808,811             808,811
                              --------------------------------------------------
                                 2,898,082        1,133,790           4,069,484
                              --------------------------------------------------

 Loss Before Other
   Expenses (Income)             2,870,948        1,133,790           4,042,350

Other Expenses (Income)
 Loss from valuation
   adjustment                            -                -              25,000
 Interest Income                    (3,574)               -              (3,574)
                              --------------------------------------------------

                                    (3,574)               -              21,426
                              --------------------------------------------------
NET LOSS                         2,867,374        1,133,790           4,063,776
                              ==================================================





(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Consolidated Statements of Cash Flows
(Development Stage Company
Going Concern Uncertainty - Note 1)

                                                                  Cumulative
                                                               Since Inception
                                                                April 7, 2004
                                               Year Ended             to
                                               December 31,      December 31,
                               Year Ended         2005               2006
                              December 31,     (Restated -       (Restated -
                                 2006            Note 2)            Note 2)
                              --------------------------------------------------


Operating Activities:
Net Loss                      $ (2,867,374)   $  (1,133,790)    $    (4,063,776)
Adjustments to reconcile net
loss to net cash used in
operating activities:
   Depletion, Depreciation
     and Accretion               1,507,021            1,235           1,508,256
   Interest Expense                      -          808,811             808,811
   Stock-Based Investor
     Relations Expense             337,500                -             337,500
   Stock-Based Compensation         69,169                -              69,169
   Foreign Currency
     Translation                   (12,675)          (7,216)            (20,214)
   Contributions to Capital              -                -                 900

Changes in Non-Cash Working
Capital:
  Change In Accounts
    Receivables                    (20,483)         (12,676)            (32,836)
  Change In Prepaid Expenses         9,955          (57,850)            (47,895)
  Change In Accounts Payable        91,852           21,553             113,405
  Change In Accrued
    Liabilities                    (36,395)          72,786              13,104
  Loss From Valuation
    Adjustment                           -                -              25,000
                              --------------------------------------------------

Net Cash Used In Operating
Activities                        (921,430)        (307,147)         (1,228,576)
                              --------------------------------------------------

Investment Activities:
  Additions To Capital Assets   (2,435,750)        (266,139)         (2,701,890)
  Additions To Other Assets        (29,611)         (20,249)            (49,860)

Changes In Non-Cash Working
Capital:
  Change In Accounts
    Receivable                    (653,139)               -            (653,139)
  Change In Prepaid Expenses      (138,943)               -            (138,943)
  Change In Accounts Payable       434,778            7,000             441,778
  Change In Accrued
    Liabilities                    156,386           44,360             200,746
                              --------------------------------------------------

Net Cash Used In Investment
Activities                      (2,666,279)        (235,028)         (2,901,308)
                              --------------------------------------------------

Financing Activities
  Shares Issued and Issuable     3,856,521          701,637           4,558,158
Changes In Non-Cash Working
Capital:
  Change In Prepaid Expenses             -          (10,000)            (10,000)
  Change In Accounts Payable        30,072                -              30,072
    Change In Convertible
     Debt                          (41,189)          41,189                   -
                              --------------------------------------------------
Net Cash Provided By
Financing Activities             3,845,404          732,826           4,578,229
                              --------------------------------------------------

Net Cash Increase                  257,695          190,651             448,346
Cash beginning of year             190,651                -                   -
                              --------------------------------------------------

Cash end of year              $    448,346          190,651             448,346
                              ==================================================

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
Stated in US dollars


1.   ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements include the accounts of Kodiak Energy Inc. and subsidiaries (collectively "Kodiak", the "Company", "we", "us" or "our") as at December 31, 2006 and 2005 and for the years ended December 31, 2006 and 2005 and for the cumulative period from April 7, 2004 (inception)until December 31, 2006, and are presented in accordance with generally accepted accounting principles in the United States of America ("U. S. GAAP"),except as outlined in Note 2.

The Company was incorporated under the laws of the state of Delaware on December 15, 1999 under the name "Island Critical Care, Corp." with authorized common stock of 50,000,000 shares with a par value of $0.001. On December 30, 2004 the name was changed to "Kodiak Energy, Inc." and the authorized common stock was increased to 100,000,000 shares with the same par value. On January 17, 2005 the Company affected a reverse split of 100 outstanding shares for one share. These consolidated financial statements have been prepared showing post split shares from inception. The Company was engaged in the development of the manufacture and distribution of medical instrumentation and it became inactive after the bankruptcy outlined below.

The Company is in the development stage and its efforts have been principally devoted to the raising of capital, organizational infrastructure development and the acquisition of oil and gas properties for the purpose of future extraction of resources.

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

Going Concern Uncertainty
-------------------------

These consolidated financial statements have been prepared assuming the Company will continue as a going concern, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company has not generated positive cash flow since inception and has incurred operating losses and will need working capital for its future planned activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to finance ongoing operations. The management of the Company has developed a strategy to address this uncertainty, including additional loans from officers and equity funding; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. These financial statements do not reflect the adjustments or reclassification of assets and liabilities that would be necessary if the Company were unable to continue its operations.

2. RESTATEMENT

In November, 2006, it was determined that it was necessary to restate the financial results for the year ended December 31, 2005 and for the periods ended March 31, 2006 and June 30, 2006. The purpose of the restatements is to correct errors found in accounting for transactions resulting from a lack of adequate procedures necessary to insure that records were maintained in reasonable detail to fairly reflect the transactions of the Company in the start up phase of operations. More specifically the errors found are outlined as follows:

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

In addition to the above noted errors, the Company changed its policy for accounting for oil and gas properties. The Company decided to change its accounting policy for oil and gas properties and adopt the full cost method to better reflect the assets on a country-by-country basis and so the Company's financial position is more comparable to its peers in the oil and gas industry.

Effects of the restatement by line item follow:

Consolidated Balance Sheet
--------------------------

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

Consolidated Statement of Operations
------------------------------------

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


Consolidated Statement of Shareholders' Equity Period April 7, 2004 (Date of Inception) to December 31, 2005

                              Deficit
                            Accumulated   Accumulated
              Additional    during the      Other                     Total
               Paid in      Development  Comprehensive    Shares   Shareholders'
               Capital         Stage         Loss        Issuable     Equity
             -------------------------------------------------------------------
Balance
December 31,
2005 as
Previously
Reported      $  25,750    $   (309,502)  $   (41,669)  $  800,000   $ 475,052

Impact of
Errors          808,811      (1,018,901)       34,129      (98,363)   (274,323)

Change in
Accounting
Policy                -         132,000             -            -     132,000

Balance
December 31,
2005 as
Restated        834,561    $ (1,196,403)  $    (7,540)  $  701,637   $ 332,729

Consolidated Statement of Cash Flow
-----------------------------------

                         Year Ended                                 Year Ended
                      December 31, 2005               Change in    December 31,
                        As Previously    Impact of   Accounting        2005
                          Reported         Errors       Policy      As Restated
                      ----------------------------------------------------------

Net Loss                $    (246,889)  $(1,018,901)  $ 132,000    $ (1,133,790)
   Amortization of
     Furniture &
     Fixtures                   1,075           160                       1,235
   Compensation Expense             -       808,811                     808,811
   Foreign Currency
     Translation              (41,346)       34,130                      (7,216)
   Change in Other
     Receivables               (6,470)       (6,206)                    (12,676)
   Change in Accounts
     Payable                   64,542       (42,989)                     21,553
   Change in Accrued
     Expenses                   4,590        68,196                      72,786
   Change in
Cash Used in Operating
  Activity                   (282,348)     (115,610)    132,000        (307,147)

Investing Activities
   Additions to Property,
Plant & Equip.               (281,859)     (116,280)    132,000        (266,139)
   Additions to Other
     Assets                         -       (20,249)                    (20,249)
   Accounts Payable                 -         7,000                       7,000
   Change in Accrued
     Expenses                                44,360                      44,360
Cash Used in Investing
  Activities                 (281,859)      (85,169)    132,000        (235,028)

Financing Activities
   Shares to be Issued        800,000       (98,363)                    773,637
   Share Subscription
     receivable                                                         (72,000)
   Change in Prepaid
     Expenses                 (10,000)                                  (10,000)
   Convertible Debt                 -        41,189                      41,189
Cash Provided by
Financing Activities          800,000      (108,363)                    732,826

Net Cash Increase             235,793      (309,142)    264,000         190,651

   Cash End of Period   $     235,793   $  (309,142)  $ 264,000    $    190,651

The impact of the errors and change in accounting policy on the period from April 7, 2004 to December 31, 2005 is identical to the impact for the year ended December 31, 2005 as noted in the above schedules. There was no impact on the December 31, 2004 balance sheet.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Kodiak Petroleum ULC, Kodiak Petroleum (Montana), Inc., and Kodiak Petroleum (Utah), Inc. All intercompany accounts and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with U. S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for valuation of deferred tax assets. Accounts receivable are stated after evaluation as to their collectability and an appropriate allowance for doubtful accounts is provided where considered necessary. The provision for asset retirement obligation, depletion, as well as management's impairment assessment on its oil and gas properties and other long lived assets are based on estimates and by their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in these estimates, in future periods, could be significant.

Joint Venture Operations
------------------------

In instances where the Company's oil and gas activities are conducted jointly with others, the Company's accounts reflect only its proportionate interest in such activities.

Oil and Gas Properties
----------------------

Under the full cost method of accounting for oil and gas operations all costs associated with the exploration for and development of oil and gas reserves are capitalized on a country-by-country basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells, production equipment and overhead charges directly related to acquisition, exploration and development activities. Proceeds from the sale of oil and gas properties are applied against capitalized costs with no gain or loss recognized, unless such a sale would significantly alter the rate of depletion and depreciation in a particular country, in which case a gain or loss on disposal is recorded.

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

An impairment loss is recognized in net earnings if the carrying amount of a cost center exceeds the "cost center ceiling". The carrying amount of the cost center includes the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes and the cost center ceiling is the present value of the estimated future net cash flows from proved oil and natural gas reserves discounted at ten percent (net of related tax effects) plus the lower of cost or fair value of unproved properties included in the costs being amortized (and/or the costs of unproved properties that have been subject to a separate impairment test and contain no probable reserves).

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

Environmental
-------------

Oil and gas activities are subject to extensive federal, provincial, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.

Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. To date, the Company has not recognized any environmental obligations as production has been insignificant and we have not actively produced since October, 2006.

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

Share Based Compensation
------------------------

The Company records compensation expense in the Consolidated Financial Statements for share based payments using the fair value method pursuant to Financial Accounting Standards Board Statement ("FASB") No. 123R. The fair value of share-based compensation to employees will be determined using an option pricing model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees are measured based on the fair value of the goods or services received. Stock-based compensation expense is included in general and administrative expense with a corresponding increase to Contributed Surplus. Upon the exercise of the stock options, consideration paid together with the previously recognized contributed surplus is recorded as an increase in share capital.

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

Revenue Recognition
-------------------

Revenues from the sale of petroleum and natural gas are recorded when title passes from the Company to its petroleum and/or natural gas purchaser and collectibility is reasonably assured.

Loss Per Common Share
---------------------

Basic earnings/loss per common share is computed by dividing net earnings/loss by the weighted average number of common shares outstanding for the period. Diluted earnings/loss per common share is computed after giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants, contingent stock, conversion of debentures and preferred stock outstanding. The dilutive effect of potential common shares is not considered in the EPS calculations for these periods as the impact would have been anti-dilutive.

4. PREPAID EXPENSES AND DEPOSITS

Included in Prepaid Expenses and Deposits at December 31, 2006 is an amount of $170,884 representing the Company's share of a refundable work deposit with the Northwest Territories.

5. OTHER ASSETS

Other assets represent long term deposits required by regulatory authorities for environmental obligations for well abandonment and restoration.

                                                                       2005
                                                           2006      (restated)
                                                        ----------  ------------

     Alberta Energy and Utility Board Drilling Deposit    23,808        20,249
     Alberta Energy Royalty Deposit                        4,074             -
     British Columbia Oil and Gas Commission Deposit      21,978             -
                                                        ----------  ------------

     Ending Balance                                     $ 49,860    $   20,249
                                                        ----------  ------------

6. CAPITAL ASSETS
                                                                      Net Book
                                                  Accumulated           Value
                                                 Depreciation         December
                                       Cost      and Depletion        31, 2006
                                 -----------------------------------------------
Oil and Gas Properties:

Canada                           $  2,182,075    $  1,476,657      $    705,418
United States                         564,835              -            564,835
                                 -----------------------------------------------

Sub-total                           2,746,910       1,476,657         1,270,253

Furniture and Fixtures                 69,564          13,761            55,803
                                 -----------------------------------------------

Total                            $  2,816,474    $  1,490,418      $  1,326,056
                                 -----------------------------------------------

                                                                     Net Book
                                                                      Value
                                                  Accumulated        December
                                                 Depreciation        31, 2005
                                       Cost      and Depletion      (Restated)
                                 -----------------------------------------------
Oil and gas Properties:

Canada                           $    118,318    $          -      $    118,318
United States                         132,000               -           132,000
                                 -----------------------------------------------

Sub-total                             250,318               -           250,318

Furniture and Fixtures                 15,821           1,235            14,586
                                 -----------------------------------------------

Total                            $    266,139    $      1,235      $    264,904
                                 -----------------------------------------------

The Company has not capitalized any general and administrative costs attributable to acquisition, exploration and development activities.

Unproved Properties
-------------------

Included in oil and gas properties are costs of $866,152 (2005 - $118,318) related to Canadian unproved properties and $564,835 (2005 - $132,000) related to United States unproved properties, valued at cost, that have been excluded from costs subject to depletion.

Ceiling Test
------------

The Company has performed ceiling tests for its Canadian and United States geographical cost centers and has determined that impairment exists in its Canadian cost center as at December 31, 2006. Consequently, a writedown of $1,419,946 was recorded as depletion and depreciation expense.

7. CONVERTIBLE DEBT

Debt of 41,189 as at December 31, 2005 was non-interest bearing and convertible to common shares of the Company pursuant to the stock for services compensation plan. A beneficial conversion feature of $808,811 was calculated on the debt for the year ended December 31, 2005 representing the difference between the conversion price and the fair value of the common stock at the commitment date. This amount is recorded as interest expense and an increase in additional paid in capital. The Company issued 1,000,000 shares in January, 2006 to settle this debt pursuant to the stock for services compensation plan. Debt was reduced by $41,189 and Shares Issued increased by $1,000 and Additional Paid-in Capital increased by $40,189.

8. ASSET RETIREMENT OBLIGATIONS

Changes in the carrying amounts of the asset retirement obligations associated with the Company's oil and natural gas properties are as follows:
                                                                        2006
-------------------------------------------------------------------------------
Asset retirement obligations, December 31, 2005                             -
-------------------------------------------------------------------------------
Obligations incurred                                                   86,193
-------------------------------------------------------------------------------
Accretion                                                               4,718
-------------------------------------------------------------------------------
Asset retirement obligations, December 31, 2006                        90,911
-------------------------------------------------------------------------------

At December 31, 2006 the estimated total undiscounted amount required to settle the asset retirement obligations was $126,307. These obligations will be settled at the end of the useful lives of the underlying assets, which currently extends up to 8 years into the future. This amount has been discounted using a credit adjusted risk-free interest rate of 7.5% and a rate of inflation of 2.5%.

9. SHARE CAPITAL

Authorized:
         300,000,000 (2005 - 100,000,000) common shares at $0.001 par value

--------------------------------------------------------------------------------
Issued                                        Number      Par Value  Additional
                                                                       Paid in
                                                                       Capital
------------------------------------------------------ ------------ ------------
Balance December 31, 2004                     474,028  $       474  $    25,750

Beneficial conversion of debt (Note 7)              -            -      808,811
------------------------------------------------------ ------------ ------------
Balance December 31, 2005                     474,028          474      834,561

Private Placement, net of costs(a)         16,000,000       16,000      756,655

Private Placement, net of costs(b)            933,324          933    1,259,067

Issued for service(c)                       1,000,000        1,000       40,189

2:1 Stock split(d)                         18,407,352       18,407      (18,407)

Issued for service, net of costs(e)         7,500,000        7,500      314,474

2:1 Stock split(f)                         44,314,714       44,315      (44,315)

Private Placement, net of costs(g)          1,130,000        1,130    1,766,130

Private Placement, net of costs(h)            187,050          187      235,254
------------------------------------------------------ ------------ ------------
Balance December 31, 2006                  89,946,468  $    89,946  $ 5,143,608
------------------------------------------------------ ------------ ------------

At the annual general meeting held on July 18, 2006, the shareholders of the Company voted in favor of increasing the authorized common shares to 300,000,000.

Shares to be Issued              2006                      2005
                       -----------------------   -------------------------
                          Number      Value        Number         Value
                       -----------  ----------   ----------    -----------

Opening Balance         16,000,000  $  773,637            -    $         -
Issued during the
 year                  (16,000,000)   (773,637)           -              -
Private placement,
 net of costs (a)                -           -   16,000,000        773,637
Private placement,
 net of costs (h)           30,000      38,768            -              -
Private placement,
 net of costs (i)          440,000     499,560            -              -
                       -----------  ----------   ----------    -----------

Ending Balance             470,000  $  538,328   16,000,000    $   773,637
                       -----------  ----------   ----------    -----------

(a) On January 13, 2006, 16,000,000 shares of common stock were issued pursuant to two private placements that closed December 22, 2005 (15,000,000 shares for gross proceeds of $300,000) and December 30, 2005 (1,000,000 shares, for gross proceeds of $500,000) respectively, recorded as "Shares Issuable" at December 31, 2005 in the amount of $773,637 (net of share issue costs of $26,363) as the share certificates were not issued until January 13, 2006.

(b) The Company closed a private placement in January for 933,324 common shares at a price of $1.50 per share for gross proceeds of $1,400,000. Share issue costs associated with this private placement totaled $140,000.

(c) The Company issued 1,000,000 shares in January, 2006 to settle debt of $41,189 (Note 7) pursuant to the stock for services compensation plan. A beneficial conversion feature of $808,811 was calculated on the debt for the year ended December 31, 2005 representing the difference between the conversion price and the fair value of the common stock at the commitment date. This amount was recorded as interest expense and an increase in additional paid in capital for the year ended December 31, 2005.

(d) On February 20, 2006 the Company's stock split forward by paying a stock dividend to our existing shareholders. All shareholders of record on February 14, 2006 received 1 dividend share for every share they owned amounting to 18,407,362 shares of common stock issued.

(e) During 2006, the Company issued 7,500,000 common shares, pursuant to an S8 registration, for services provided to the Company that have been recorded under the provisions of SFAS No. 123R relating to transactions with non-employees where the fair value of the investor relations services rendered has been recorded as General & Administrative Expense and an increase in Additional Paid In Capital (less share issue costs of $15,526). The recorded value of the transaction was $337,500 and was based on the value of the invoices rendered for the services provided and an allowance for the lack of liquidity in the market for the Company's common shares. These transactions were in the normal course of business and agreed to by the non-employees and the Company based on negotiation and accordingly had been measured at the exchange amounts.

(f) On May 1, 2006 the Company's stock split forward by paying a stock dividend to our existing shareholders. All shareholders of record on April 28, 2006 received 1 dividend share for every share they owned amounting to 44,314,714 shares of common stock issued.

(g) In June 2006 the Company closed a private placement for 1,130,000 units at a price of $1.70 per unit for gross proceeds of $1,921,000. Each unit entitled the subscriber to one common share of the Company and one warrant. Share issue costs associated with this private placement totaled $153,740.

(h) In December 2006, the Company closed private placements for 54,365 units (217,450 common shares) at a price per unit of $6.40 Cdn. ($1.60 Cdn. per share) for aggregate proceeds of $348,000. Each unit entitles the subscriber to three flow-through common shares and one common share. The flow-through shares entitle the holder to a Canadian Exploration Expense deduction under the Canada Income Tax Act. Of these shares, 30,000 were classified, net of share issue costs of $38,768, as Shares To Be Issued as at December 31, 2006 as the share certificates were not issued until February, 2007.

(i) On December 22, 2006, the Company closed a private placement for 440,000 units at a price of $1.25 per unit for gross proceeds of $550,000. Each unit entitled the subscriber to one common share of the Company and one warrant. These common shares were classified, net of share issue costs of $50,000, as Shares To Be Issued as at December 31, 2006 as the share certificates were not issued until January, 2007. Each warrant entitles the warrant holder to exchange one warrant for one common share at a price at a price of $2.50 until June 30, 2008 and $3.50 from July 1, 2008 to June 30, 2011.

At December 31, 2006, the following common shares were reserved for issuance:

                                                     Weighted
                                      Equivalent      Average        Option
                       Exercise        Shares        Years to        Shares
                       Price ($)     Outstanding      Expiry         Vested
                      -----------    -----------     --------        ------

Stock Option Plan        $1.50        1,000,000         4.81           Nil
Warrants              $2.50-$3.50     1,570,000         4.50             -

Pursuant to private placements in June, 2006 and December, 2006, the Company has 1,570,000 warrants outstanding as of December 31, 2006. Each warrant entitles the warrant holder to exchange one warrant for one common share at a price of $2.50 until June 30, 2008 and $3.50 from July 1, 2008 to June 30, 2011.

The Company has a stock option plan under which it may grant options to its directors, officers, employees and consultants for up to a maximum of *% of its issued and outstanding common shares at market price at the date of grant for up to a maximum term of five years. Options are exercisable equally over the first three years of the term of the option. As at December 31, 2006, none of the outstanding options were exercised. On October 23, 2006, the Company granted options for 1,000,000 common shares to five directors of the Company. Also on October 23, 2006 the Company granted options for 280,000 common shares to an officer of the Company, which options were cancelled in December 2006.

A summary of the status of the plan is as follows:
                                                           Weighted
                                                Number      Average
                                    Expiry    of Option     Exercise   Total
                                     Date       Shares       Price     Value
                                   ---------  ----------   --------- ----------

Balance December 31, 2005 and 2004                     -          -          -

Options Granted October 23, 2006   Oct 23/11   1,280,000     $ 1.50  $1,920,000
Options Cancelled                               (280,000)    $ 1.50    (420,000)
                                               --------------------------------
Balance December 31, 2006                      1,000,000     $ 1.50  $1,500,000
                                               --------------------------------

10. STOCK-BASED COMPENSATION

Stock Options

In accordance with Financial Accounting Standards Board Statement ("FASB") No. 123R, the Company uses the Black-Scholes option pricing method to determine the fair value of each option granted and the amount is recognized as additional expense in the statement of earnings over the vesting period of the option. The fair value of each option granted has been estimated using the following average assumptions:

                                                         2006             2005
                                                       -------          -------

Risk free interest rate                                  3.98%              -
Expected holding period                                3 years              -
Share price volatility                                     75%              -
Estimated annual common share dividend                       -              -

For options granted during 2006, the fair value totaled $1,082,000. The amount of share-based compensation expense recorded during the year is estimated to be $ 69,169 (2005 - Nil) and which amount has been credited to Contributed Surplus. The balance of the fair value of the options to be expensed in future periods is $1,012,831 over a vesting period of three years.

11. INCOME TAXES

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

At December 31, 2006, the Company's deferred tax asset is attributable to its net operating loss carry forward of approximately $647,000 (2005 - $400,000), which will expire if not utilized in 2026. Of this amount, approximately $397,000 (2005 - $139,000) is attributable to the Company's Canadian operations. As reflected below, this benefit has been fully offset by a valuation allowance based on management's determination that it is not more likely than not that some or all of this benefit will be realized.

For the years ended December 31, 2006 and 2005 and for the cumulative period April 7, 2004 (Date of Inception) to December 31, 2006, a reconciliation of income tax benefit at the U.S. federal statutory rate to income tax benefit at the Company's effective tax rates is as follows.

                                            2006         2005      Cumulative
                                        ----------    ---------    ----------
Income tax benefit at statutory rate    $1,080,000    $ 397,000    $1,499,000
Permanent Differences                     (132,000)    (280,000)     (412,000)
State tax benefit, net of
 federal taxes                               1,000        8,000        12,000
Foreign taxes, net of federal benefit       12,000       (2,000)       15,000
Change in valuation allowance             (961,000)    (123,000)   (1,114,000)
                                        ----------    ---------    ----------

Income tax benefit at effective rate    $        -    $       -    $        -
                                        ==========    =========    ==========

Deferred tax assets (liabilities) at December 31 are comprised of the following:

                                                          2006          2005
                                                      -----------  ------------
Deferred tax assets
             Deferred costs                           $   443,000  $         -
             Stock-based compensation
                  expense                                  24,000            -
             Net operating loss carryover                 647,000      153,000
                                                      -----------  ------------

                 Total deferred tax asset               1,114,000      153,000
Deferred tax liabilities
             Capital Assets                                     -            -
                                                      -----------  ------------

                                                        1,114,000      153,000
Less valuation allowance for net deferred
  tax asset                                            (1,114,000)    (153,000)
                                                      -----------  ------------

Net deferred tax asset                                $         -  $         -
                                                      ===========  ============

12. LOSS PER SHARE

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows:

                                                                       2005
                                                                   (As Restated
                                                         2006         - Note 2)
Numerator:                                          -------------   -----------
Numerator for basic and diluted loss per share
   Net Loss                                            (2,867,374)   (1,133,790)
--------------------------------------------------------------------------------

Denominator:
Denominator for basic and diluted loss per share
   Weighted average shares outstanding                 69,730,124       474,028
--------------------------------------------------------------------------------

Basic and diluted loss per share                    $       (0.04)  $     (2.39)
================================================================================

13. FINANCIAL INSTRUMENTS

The Company, as part of its operations, carries a number of financial instruments. It is management's opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments except as otherwise disclosed.

The Company's financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities are carried at values that approximate their fair values due to their relatively short maturity periods.

14. RELATED PARTY TRANSACTIONS

Officers and Directors of the Company purchased 10,200,000 common shares of the Company on December 22, 2005 at $0.02 per share for $204,000. These shares were not issued by the transfer agent until January 13, 2006 and were reflected in shareholders' equity as part of the caption "Shares to be Issued" at December 31, 2005.

A director of the Company purchased 50,000 common shares of the Company on December 28, 2005at $.50 per share for $25,000. These shares were not issued by the Transfer Agent until January 13, 2006 and were reflected in shareholders' equity as part of the caption "Shares To Be Issued" at December 31, 2005.

During the year ended December 31, 2006, the Company issued 2,000,000 common shares of the Company in consideration for corporate development services rendered to the Company by an individual, whom beneficially owns 9.3% of the Company. The shares were valued at market price of $.05 per share and were recorded as General and Administrative Expense and an addition to Additional Paid in Capital.

For the year ended December 31, 2006, the Company paid $83,259 (2005 - $40,744) to Sicamous Oil & Gas Consultants Ltd., a company owned by the President & Chief Operating Officer of the Company for consulting services rendered and were recorded in General and Adminisrative Expenses.

For the year ended December 31, 2006, the Company paid $53,247 (2005 - $27,897) to MHC Corp., a company owned by the Chief Executive Officer of the Company for consulting services rendered and were recorded in General and Adminisrative Expenses.

For the year ended December 31, 2006, the Company paid $29,508 (2005 - $ nil) to the Chief Financial Officer of the Company for services rendered and were recorded in General and Adminisrative Expenses.

During the year ended December 31, 2006, the Company paid $61,087 (2005 - $131,156) to companies which beneficially own 9.3% (2005 - 9.1%) of the Company for investor relations services. Of this amount, investor relations services in the amount of $61,087 (2005 - $54,793) are included in Administrative Expenses and private placement commissions of $ Nil (2005 - $26,363) are included as share issue costs in Additional Paid In Capital.

These related party transactions were in the normal course of business and agreed to by the related parties and the Company based on negotiations and Board approval and accordingly had been measured at the exchange amounts.

As at December 31, 2006, no amounts were owing to any related parties for services rendered.

15. SEGMENTED INFORMATION

The Company's geographical segmented information is as follows:

                                              Year Ended December 31, 2006
                                          --------------------------------------
                                            U. S.        Canada        Total
                                          --------     ----------  -------------
Revenue                                   $      -         27,134        27,134
Net Loss                                    20,668      2,846,706     2,867,374
Capital Assets                             564,835        761,221     1,326,056

Total Assets                               650,953      2,056,122     2,707,075
2006 Capital Expenditures                  432,835      2,002,915     2,435,750

                                              Year Ended December 31, 2005
                                          --------------------------------------
                                            U. S.        Canada        Total
                                          --------     ----------  -------------
Revenue                                   $      -              -             -
Net Loss                                         -      1,133,790     1,133,790
Capital Assets                             132,000        132,904       264,904

Total Assets                               132,000        424,330       556,330
2005 Capital Expenditures                  132,000        134,139       266,139

16. SUBSEQUENT EVENTS

Thunder Acquisition
-------------------

Subsequent to December 31, 2006, the Company entered into an agreement with certain shareholders of Thunder River Energy, Inc. ("Thunder") whereby the Company has agreed to acquire no less than 57% of the outstanding common shares of Thunder in consideration for options granted to the Thunder shareholders to acquire 6,867,412 common shares of the Company at an issue price of $1.75 per common share. It is estimated that a definitive agreement between the Company, Thunder and the Thunder shareholders will be executed following the completion of due diligence in early April, 2007. The exchange of shares and resultant acquisition by the Company of control of Thunder contemplated by the agreements will be subject to certain conditions being met by the closing date of the definitive agreement. Included in such conditions will be the completion of audited financial statements of Thunder for the period from July 1, 2004 to December 31, 2006 and the approval of the transaction by the shareholders of the Company and Thunder and other regulatory bodies as required in Canada and the United States. Thunder is an Alberta company with undeveloped oil and gas properties in the Northwest Territories of Canada and New Mexico.

Financings
----------

Subsequent to December 31, 2006, the Company closed the following private placement financings for 580,000 units. Each unit consists of one common share of the Company and one warrant. Each warrant entitles the warrant holder to exchange one warrant for one common share at a price of $2.50 until June 30, 2008 and $3.50 from July 1, 2008 to June 30, 2011.

                                   Number
                   Number  Price     of      Number
                     of     Per    Common     of      Gross     Issue     Net
                   Units    Unit   Shares   Warrants Proceeds   Costs   Proceeds
                  -------  -----  -------   -------- --------  -------  --------

January, 2007     200,000  $1.25  200,000   200,000  $250,000  $23,810  $226,190

February, 2007    220,000  $1.25  220,000   220,000  $275,000  $26,190  $248,810
March, 2007       160,000  $1.25  160,000   160,000  $200,000  $16,000  $184,000
                  -------         -------   -------- --------  -------  --------

                  580,000         580,000   580,000  $725,000  $66,000  $659,000
                  -------         -------   -------- --------  -------  --------

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

After discussing these matters with management the CFO recommended to the Audit Committee that previously reported financial results be restated to reflect correction of these errors. The Audit Committee agreed with this recommendation. Pursuant to the recommendation of the Audit Committee, the Board of Directors determined at its meeting on November 3, 2006, that previously reported results for the Company be restated. On December 14, 2006 financial statements for the above noted periods were refilled.

Evaluation of Disclosure Controls and Procedures

During the third quarter the CFO evaluated the disclosure controls and procedures and identified a lack of sufficient procedures, documentation and qualified personnel to ensure the records fairly reflected the transactions of the Company resulting in a material weakness in the Company's internal control over financial reporting. Solely as a result of the material weakness, management concluded that the disclosure controls and procedures were not effective as of December 31, 2005, March 31, 2006 or June 30, 2006.

Remediation of Material Weakness in Internal Control

As of the date of this filing, the company has hired additional qualified personal in addition to hiring a new CFO to prepare the financial statements. The new staff have implemented adequate procedures and documentation necessary to ensure the records fairly reflect the transactions of the Company.

Under the direction of the Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

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

B.  Directors and Executive Officers

Name                   Age        Title
--------------         ---        ------------------------------------

Mark Hlady             47         Chairman and CEO, CFO

William Tighe          54         Chief Operating Officer and Director

Peter Schriber         64         Director

Glenn Watt             31         Director

Marvin Jones           69         Director

Mr. Mark Hlady is the Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company. Mr. Halady has held these positions since September 19, 2005. Prior to joining Kodiak Mr. Hlady was the Chief Executive Officer of Fortress Financial Corp., a private Alberta corporation. Mr. Hlady also currently serves as the President of Global Sport Marketing, managing the PGA's annual golf tournament in Calgary, Alberta. Prior to working for Fortress Financial Corp., Mr. Hlady served three terms as Member of the Legislative Assembly for Calgary-Mountain View of Alberta from June 1993 to November 2004. During his term in the Alberta Legislature Mr. Hlady served on many Oil & Gas and energy related committees including; Chair of the Standing Policy Committee on Energy and Sustainable Development for the Province of Alberta, Standing Policy Committee for Natural Resources of Alberta, Canadian Energy Research Institute (CERI),US Energy Council - Foreign Representative (Canada), Alberta Representative to the Alaska Highway Pipeline Committee, Alberta/Alaska Bilateral Council and Government Representative to the Alberta Land Surveyors Association. Mr. Hlady has a Bachelor of Physical Education from the University of Calgary. Mr. Hlady is a director of Critical Outcome Technologies Inc. and International Petro Real Oil Corporation both listed on the Canadian Venture Exchange.

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

Mr. Marvin Jones has more than 45 years of domestic and International oil and gas experience, with the last 30 years being at the management level in drilling and in the contracting industry. Mr. Jones is a past President of Trinidad Drilling, a past Vice President of Challenger International Services, and a past Vice President of Thomson Industries. He received the CAODC Honorary Life Membership Award and is a past President of CAODC and many other charitable, sports and public organizations.

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

AUDIT COMMITTEE AND FINANCIAL EXPERT

During the year end December 31, 2006, the audit committee met six times. The audit committee's role is financial oversight. Our management is responsible for preparing our financial statements and our independent registered public accounting firm is responsible for auditing those financial statements. The audit committee is not providing any expert of special assurance as to our financial statements or any professional certification as to the registered independent accounting firm's work

The audit committee is directly responsible for the appointment, compensation, retention and oversight of Kodiak's independent registered accounting firm. The committee, among other things, also reviews and discusses Kodiak's audited financial statements with management.

Our board has determined Peter Schriber qualifies as an "audit committee financial expert" within the definition established by the SEC.

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

3) Compliance with applicable government laws, rules and regulations

4) The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

5) Accountability for adherence to the code.

We have not adopted a formal code of ethics statement. The board of directors evaluated the business of the Company and the number of employees and determined that, since the business is operated by a small number of persons who are also the officers and directors and the personnel engaged by the Company are independent contractors, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the year ended December 31, 2006

                       COMPENSATION OF EXECUTIVE OFFICERS

The following table summarizes compensation of our Chief Executive Officer, Chief Financial Officer and our President for the fiscal year ended December 31, 2006.

                                              Summary Compensation Table

                                                                      Change in
                                                                       Pension
                                                                      Value and
                                                                     Non-Equity     Nonqualified
                                                                      Incentive       Deferred
Name and                                         Stock    Option         Plan        Compensation   All Other
Principal Position           Year    Salary     Awards    Awards(4)   Compensation     Earnings    Compensation   Total(6)
                            ------  --------  ----------  ---------  --------------  ------------  ------------  ---------
B.Mark Hlady                 2006   $ 53,247   $      0   $  13,834     $      0        $      0     $      0     $ 67,081
Chairman & Chief
Executive Officer

F.William Tighe              2006   $ 83,259   $      0   $  13,834     $      0        $      0     $      0     $ 97,093
President

R.Mary Kennedy               2006   $ 29,508   $      0   $       0     $      0        $      0     $      0     $ 29,508
Chief  Financial Officer

      1) Mr. Hlady's compensation was paid to MHC Corporation, a company owned by Mr. Mark Hlady.
      2) Mr Tighe's compensation was paid to Sicamous Oil and Gas Consultants Ltd., a company owned by Mr. William Tighe
      3) Ms. Kennedy's compensation was paid directly to Ms. Kennedy
      4) This is the estimated cost of stock options granted based on the Black-Scholes valuation method.


                                             Outstanding Equity Awards at Fiscal Year-End

                                            Option Awards                                             Stock Awards
                      ------------------------------------------------------------  ------------------------------------------------
                                                                                                                          Equity
                                                                                                              Equity     Incentive
                                                                                                            Incentive   Plan Awards:
                                                    Equity                                                    Plan        Market
                                                   Incentive                                                 Awards:      or Payout
                                                  Plan Awards:                                              Number of    Value of
                                                    Number                                       Market     Unearned     Unearned
                        Number of    Number of        of                             Number of   Value of    Shares,     Shares,
                       Securities   Securities     Securities                        Shares or  Shares or   Units or     Units or
                       Underlying   Underlying     Underlying                        Units of    Units of     other       Other
                      Unexercised   Unexercised   Unexercised   Option    Option    Stock that  Stock that   Rights     Rights that
                        Options       Options      Unearned    Exercise Expiration     have      have not   that have     have
Name                  Exercisable  Unexercisable    Options     Price      Date     not Vested   Vested(1)  not Vested  not Vested
--------------------  -----------  -------------  -----------  -------- ----------  ----------  ----------  ----------  ------------
B. Mark Hlady           200,000          --              --    $  1.50   10/23/11     200,000    $      0           0              0
                                     66,666(1)
                                     66,667(2)
                                     66,667(3)


F. William Tighe        200,000                          --    $  1.50   10/23/11     200,000    $      0           0              0
                                    66,666(1)
                                    66,667(2)
                                    66,667(3)


      1) Options vest on 10/23/07
      2) Options vest on 10/23/08
      3) Options vest on 10/23/09


COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program and Philosophy

The Company has three executive officers, two of whom are the Company's directors. The Board of Directors serves as the Company's compensation committee, initiates and approves most compensation decisions. Annual bonuses for executives are determined by the Board of Directors.

The goal of the compensation program is to adequately reward the efforts and achievements of executive officers for the management of the Company. The Company has no pension plan and no deferred compensation arrangements. The Company has not used a compensation consultant in any capacity.

We do not have formal employment agreements with Mr. William Tighe, Mr. Mark Hlady or their consulting companies. MHC Corporation, a company owned by Mr. Hlady is paid a monthly consulting fee of Cdn. $5,000. Sicamous Oil and Gas Consultants Ltd., a company owned by Mr. William Tighe is paid $8,000 per month.


Compensation of Directors
-------------------------

Directors of the corporation are not paid any cash compensation. We reimburse each of our directors for reasonable out-of-pocket expenses that they incur in connection with attending board or committee meetings.

On January 4, 2006, the Company adopted a stock-based compensation plan, under which each director of Kodiak would receive 120,000 options upon becoming a director and an additional 80,000 options in the second year and 200,000 options in the third year for each year or part of a year served as a director. On July 19, 2006 the stock option plan was approved by the shareholders of the Company. On October 23, 2006, options granted to directors were adjusted to 200,000 shares per director. The exercise price of such options is the market price per share on the date of grant.

No named directors or executive officers exercised any stock options during fiscal 2005 or 2006.

                           DIRECTOR COMPENSATION TABLE

The table below summarizes the compensation paid by us to our non employee directors during the year ended December 31, 2006.

                                                                   Change
                                                                  in Pension
                                                                  Value and
                   Fees                            Non-Equity    Nonqualified
                   Earned                           Incentive      Deferred       All
                  or Paid    Stock      Option       Plan        Compensation    Other
Name              in Cash   Awards(1)  Awards(2)  Compensation     Earnings    Compensation   Total
                ---------   ---------  ---------  ------------   ------------  ------------  --------
Glenn Watt       $     0    $   N/A    $ 13,834        N/A            N/A       $       0    $ 13,834
Marvin Jones     $     0    $   N/A    $ 13,834        N/A            N/A       $       0    $ 13,834
Peter Schriber   $     0    $   N/A    $ 13,834        N/A            N/A       $       0    $ 13,834

      (1) No stock awards were made during 2006 or 2005.
      (2) This is the estimated cost of stock options granted October 23, 2006 based on the Black-Scholes valuation method.

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

Name of Beneficial Owner                Number of          Percent of
or Director                           Shares of Class       Class (1)
----------------------------------    ---------------      ----------

Mark Hlady (2)                            3,400,000            3.78%

William Tighe (2)                        12,900,000           14.34%

Glenn Watt (4)                            6,000,000            6.67%

Peter Schriber (5)                        6,000,000            6.67%

Marvin Jones  (6)                           220,000               *

William Brimacombe (7)                          Nil               *

1164572 Alberta Limited (8)               6,000,000            6.67%

All directors and executive
officers as a group (five persons)       28,320,000           31.49%

* Less than 1%
-----------------------
(1) Based on 89,946,468 common shares outstanding on December 31, 2006
(2) Shares held directly by Mark Hlady. The address for Mark Hlady is 734
7th Avenue S.W. Suite 460 Calgary, AB. T2P 3P8
(3) Shares held by Sciamous Oil and Gas Consultants Ltd., a company owned by William Tighe and his wife Dianne Tighe. The address for William Tighe and Sciamous Oil and Gas Consultants Ltd. is 734 7th Avenue S.W. Suite 460 Calgary, AB, T2P 3P8
(4) Shares held directly by Glenn Watt. The address for Glenn Watt is 734 7th Avenue S.W. Suite 460, Calgary, AB, T2P 3P8
(5) Shares held directly by Peter Schriber. The address for Peter Schriber is Gotthardstrase 38, ch-8002 Zurich, Switzerland
(6) Shares held directly by Marvin Jones. The address for Marvin Jones is 734 7th Avenue S.W. Suite 460, Calgary, A.B. T2P 3P8
(7) Shares held directly by William Brimacombe. The address for William Brimacombe is 7th Avenue S.W. Suite 460, Calgary, A.B. T2P 3P8
(8) The address for 1164572 Alberta limited is Suite 327, 100, 1039 17th Ave
SW Calgary

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

A former officer-director acquired 150,000 shares, post split, of the common share capital issued at the emergence from bankruptcy on April 7, 2004, for $25,000.

Officers and Directors of the Company purchased 10,200,000 common shares of the Company on December 22, 2005 at $0.02 per share for $204,000. These shares were not issued by the transfer agent until January 13, 2006 and were reflected in shareholders' equity as part of the caption "Shares to be Issued" at December 31, 2005.

For the year ended December 31, 2006, the Company paid $83,259 (2005 - $40,744) to Sicamous Oil & Gas Consultants Ltd., a company owned by the President & Chief Operating Officer of the Company for consulting services rendered by him.

For the year ended December 31, 2006, the Company paid $53,247 (2005 - $27,897) to MHC Corp., a company owned by the Chief Executive Officer of the Company for consulting services rendered by him.

For the year ended December 31, 2006, the Company paid $29,508 (2005 - $ nil) to the Chief Financial Officer of the Company for services rendered by her.

During the year ended December 31, 2006, the Company paid $61,087 (2005 - $131,156) to companies which beneficially own 9.3% (2005 - 9.1%) of the Company for investor relations services. Of this amount, investor relations services in the amount of $61,087 (2005 - $54,793) are included in Administrative Expenses and private placement commissions of $ Nil (2005 - $26,363) are included as share issue costs in Additional Paid In Capital.

A director of the Company purchased 50,000 shares of the common capital stock of the Company on December 28, 2005 at $0.50 per share for $25,000. These shares were not issued by the Transfer Agent until January 13, 2006 and were reflected in shareholders' equity as part of the caption "Shares to be Issued" at December 31, 2005.

During December, 2006, a director of the Company purchased 5,000 units comprising three flow-through shares and one common share at a price per unit of $6.40 Cdn. ($1.60 Cdn. per share). These shares were classified as Shares To Be Issued as at December 31, 2006 as the share certificates were not issued until February, 2007.

As at December 31, 2006, no amounts were owing to any related parties for services rendered.

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

23.1     Consent of Meyers Norris Penny LLP

31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)  Filed herewith

b. Reports on Form 8-K filed in the quarter

On November 10, 2006 we filed an 8K under Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.
On December 4, 2006 we filed an 8K under Item 5.02 Departure of Directors of Certain Officers
On December 20, 2006 we filed an 8K under Item 1.01 Entry into a Material Definitive Agreement

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The company paid audit and financial statement preparation fees to Meyers Norris Penny LLP for December 31,2005 totaling $78,300 and estimate the 2006 fees to be $152,000. The 2006 fees include approximately $86,782 relating to the review and restatements for December 31, 2005, March 31, 2006 and June 30, 2006.

Audit-Related Fees
     None

Tax Fees
     None

All Other Fees
     None

Audit committee policies & procedures

The above services were approved by the company's Audit Committee of the Board of Directors.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Mark Hlady                                                 April 2, 2007
----------------------------                                   -------------
    Mark Hlady
    Chief Executive Officer and Chairman of the Board

/s/ William Brimacombe                                         April 2, 2007
----------------------------                                   -------------
    William Brimacombe
    Chief Financial Officer

/s/ William Tighe                                              April 2, 2007
----------------------------                                   -------------
William Tighe
    President and Director


/s/ Glenn Watt                                                 April 2, 2007
----------------------------                                   -------------
    Glenn Watt
    Director

/s/ Marvin Jones                                               April 2, 2007
----------------------------                                   -------------
    Marvin Jones
    Director

-------------------------------------------------------------------------------