Form 10QSB
period 2007-03-31
KODIAK ENERGY, INC.
filed 2007-05-15
CIK 1109553

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2007
                                                -------------

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

     Yes  X     No
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

     Yes  X     No
         ---       ---

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 90,416,468

Transitional Small Business Disclosure Format (Check one):  Yes      No X
                                                                ---    ---

                               KODIAK ENERGY INC.
                                      INDEX

PART I.  FINANCIAL INFORMATION                                               3

ITEM 1.  FINANCIAL STATEMENTS                                                3

           Consolidated Balance Sheets as of March 31, 2007
             (unaudited) and March 31, 2006                                  3

           Consolidated Statement of Shareholders' Equity
             (unaudited) for the three months ended March 31, 2007           4

           Consolidated Statements of Operations (unaudited)
             for the three months ended March 31, 2007 and 2006              4

           Consolidated Statements of Cash Flows (unaudited)
             for the three months ended March 31, 2007 and 2006              5

           Notes to Consolidated Financial Statements                        6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          20

ITEM 3.  CONTROLS AND PROCEDURES                                            23

PART II. OTHER INFORMATION                                                  23

ITEM 1.  LEGAL PROCEEDINGS                                                  23

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                          23

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                24

ITEM 5.  OTHER INFORMATION                                                  24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   25

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KODIAK ENERGY, INC.
Consolidated Balance Sheets
(Development Stage Company Going Concern Uncertainty - Note 1)
-------------------------------------------------------------------------------
                                                  March 31         December 31
                                                    2007              2006
                                                (Unaudited)         (Audited)
-------------------------------------------------------------------------------
Assets

Current Assets:
     Cash                                       $     223,446    $      448,346
     Accounts Receivable                              618,290           685,975
     Prepaid Expenses and Deposits (Note 4)           214,651           196,838
     --------------------------------------------------------------------------
                                                    1,056,387         1,331,159
     --------------------------------------------------------------------------
Other Assets (Note 6)                                  50,572            49,860
     --------------------------------------------------------------------------
Capital Assets (Note 7):
     Oil & Gas Properties                           5,690,940         1,270,253
     Property & Equipment                              76,543            55,803
     --------------------------------------------------------------------------
                                                    5,767,483         1,326,056
-------------------------------------------------------------------------------
                                                $   6,874,442    $    2,707,075
===============================================================================

Liabilities and Shareholders' Equity

Current Liabilities:
     Accounts Payable                               1,448,296           585,253
     Accrued Liabilities                            2,115,221           273,850
     --------------------------------------------------------------------------
                                                    3,563,517           859,103

Asset Retirement Obligations (Note 9)                  97,678            90,911
     --------------------------------------------------------------------------
                                                    3,661,195           950,014
Shareholders' Equity
         Share Capital (Note 10):
             Authorized:
             300,000,000 (2006 - 300,000,000)
             Common Shares Par Value .001 Each
             Issued & Outstanding 90,416,468
             (2006 - 89,946,468)Common Shares          90,416            89,946
             Shares Issuable                        1,660,000           538,328
             Additional Paid in Capital             5,681,466         5,143,608
             Deficit Accumulated during the
                      Development Stage            (4,377,818)       (4,063,776)
             Contributed Surplus (Note 11)            192,983            69,169
             Other Comprehensive Loss                 (33,800)          (20,214)
         ----------------------------------------------------------------------
                                                    3,213,247         1,757,061
-------------------------------------------------------------------------------
                                                $   6,874,442    $    2,707,075
===============================================================================

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Consolidated Statement of Shareholders' Equity - Unaudited
For the Three Months Ended March 31, 2007
(Development Stage Company Going Concern Uncertainty - Note 1)



                                                          Deficit
                                                        Accumulated     Accumulated
                     Number of            Additional    during the         Other                                    Total
                      Common               Paid in      Development    Comprehensive   Contributed     Shares    Shareholders'
                      shares     Amount    Capital         Stage           Loss          Surplus      Issuable       Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance at Dec 31,
2006                89,946,468  $ 89,946  $ 5,143,608  $ (4,063,776)   $    (20,214)   $     69,169  $  538,328  $   1,757,061

Net Loss                     -         -            -      (314,042)                                                  (314,042)

Foreign currency
  translation                -         -            -             -         (13,586)              -           -        (13,586)
                                                       ------------      -----------                             -------------
Total comprehensive
  loss                                                     (314,042)        (13,586)                                  (347,628)

Issuance of common
  stock                470,000       470      537,858             -               -                    (538,328)             -

Shares to be issued          -         -            -             -               -                   1,660,000      1,660,000

Share-based
  compensation                         -            -             -               -         123,814           -        123,814
------------------------------------------------------------------------------------------------------------------------------

Balance at Mar 31,
2007                90,416,468  $ 90,416  $ 5,681,466  $ (4,377,818)   $     (33,800)       192,983  $1,660,000  $   3,213,247
==============================================================================================================================

(See accompanying notes to the consolidated financial statements)


Kodiak Energy Inc.
Consolidated Statements of Operations - Unaudited
(Development Stage Company Going Concern Uncertainty - Note 1)

                                                                     Cumulative
                                                                       Since
                                                         Three       Inception
                                                        Months       April 7,
                                                         Ended        2004 to
                                                       March 31,     March 31,
                                        Three Months     2006          2007
                                         Ended March  (Restated -   (Restated -
                                          31, 2007      Note 2)       Note 2)
                                        ----------------------------------------

REVENUES, net of royalties              $       385   $         -  $     27,519
                                        ----------------------------------------

EXPENSES
 Operating                                   10,636             -        24,208
 General and Administrative                 170,698       196,412     1,840,374
 Share-based Compensation                   123,814             -       192,983
 Depletion, Depreciation and Accretion        9,521         2,269     1,517,777
 Interest Expense                                 -             -       808,811
                                        ----------------------------------------
                                            314,669       198,681     4,384,153
                                        ----------------------------------------

 Loss Before Other Expenses(Income)         314,284       198,681     4,356,634

Other Expenses (Income)
 Loss from valuation adjustment                   -             -        25,000
 Interest Income                               (242)            -        (3,816)
                                        ----------------------------------------
                                               (242)            -        21,184
                                        ----------------------------------------

  NET LOSS                                  314,042       198,681     4,377,818
                                        ----------------------------------------

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Consolidated Statements of Cash Flows -
Unaudited (Development Stage Company
Going Concern Uncertainty - Note 1)

                                                                     Cumulative
                                                                       Since
                                                         Three       Inception
                                                        Months       April 7,
                                                         Ended        2004 to
                                                       March 31,     March 31,
                                        Three Months     2006          2007
                                         Ended March  (Restated -   (Restated -
                                          31, 2007      Note 2)       Note 2)
                                        ----------------------------------------
Operating Activities:

Net Loss                                $  (314,042)  $  (198,681) $ (4,377,818)

Adjustments to reconcile net loss to
net cash used in operating activities:
   Depletion, Depreciation and
     Accretion                                9,521         2,269     1,517,776
   Interest Expense                               -             -       808,811
   Share-Based Investor Relations
     Expense                                      -             -       337,500
   Share-Based Compensation                 123,814             -       192,983
   Foreign Currency Translation                (111)        2,973       (20,325)
   Contributions to Capital                       -             -           900
   Loss from Valuation Adjustment                 -             -        25,000

Changes in Non-Cash Working Capital
(Note 5)                                   (110,188)      (82,866)       (4,410)
                                        ----------------------------------------

Net Cash Used In Operating Activities      (291,006)     (276,304)   (1,519,583)

Investment Activities:
  Additions To Capital Assets            (1,668,110)     (318,669)   (4,519,557)
  Additions To Other Assets                    (712)       (2,812)      (50,572)
                                        ----------------------------------------

Net Cash Used In Investment Activities   (1,668,822)     (321,481)   (4,570,129)

Financing Activities
  Shares Issued                           1,734,928     1,191,020     6,313,158
                                        ----------------------------------------

Net Cash Provided By Financing
Activities                                1,734,928     1,191,020     6,313,158
                                        ----------------------------------------

Net Cash Increase (Decrease)               (224,900)      593,234       223,446
Cash beginning of period                    448,346       190,651             -
                                        ----------------------------------------
Cash end of period                      $   223,446       783,885       223,446
                                        ========================================

Noncash Financing and Investing
Activities

Accrued exploration and development
 costs on oil and gas properties          2,789,546       184,124     2,639,988

Shares issuable, net of issue costs       1,196,600      (882,826)    1,216,672


(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2007 and 2006
Stated in US dollars


1.   ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements include the accounts of Kodiak Energy Inc. and subsidiaries (collectively "Kodiak", the "Company", "we", "us" or "our") as at March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006 and for the cumulative period from April 7, 2004 (inception)until March 31, 2007, and are presented in accordance with generally accepted accounting principles in the United States of America ("U. S. GAAP"),except as outlined in Note 2.

The Company was incorporated under the laws of the state of placeStateDelaware on December 15, 1999 under the name "Island Critical Care, Corp." with authorized common stock of 50,000,000 shares with a par value of $0.001. On December 30, 2004 the name was changed to "Kodiak Energy, Inc." and the authorized common stock was increased to 100,000,000 shares with the same par value. On January 17, 2005 the Company affected a reverse split of 100 outstanding shares for one share. These consolidated financial statements have been prepared showing post split shares from inception. The Company was engaged in the development of the manufacture and distribution of medical instrumentation and it became inactive after the bankruptcy outlined below.

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

Effects of the restatement by line item follow:

Consolidated Balance Sheet

                                          March 31,
                                            2006                      March 31,
                                        As Previously   Impact of       2006
                                          Reported       Errors     As Restated
                                        ----------------------------------------
                                        $  1,032,924  $  (249,039) $    783,885
Cash and Cash Equivalents
Other Receivables                             30,523       52,992        83,515
Share Subscriptions Receivable                     -      140,000       140,000
Prepaid Expenses                              80,426      (11,515)       68,911
Total Current Assets                       1,143,873      (67,562)    1,076,311

Other Assets                                       -       23,061        23,061

Oil & Gas Properties                         575,923      226,254       802,177
Furniture & Fixtures                          21,281       (3,512)       17,769
Accumulated Amortization                      (1,748)        (867)       (2,615)
Total Property, Plant & Equipment            595,456      221,875       817,331
Total Assets                               1,739,329      177,374     1,916,703

Accounts Payable                             155,101       82,383       237,484
Accrued Expenses                               4,590      113,497       118,087
Total Current Liabilities                    159,691      195,880       355,571
Asset Retirement Obligation                        -       51,843        51,843
Shares Issued                                 36,813            1        36,814
Shares Subscription                         (272,294)     272,294             -
Additional Paid in Capital                 2,229,409      642,656     2,872,065
Deficit Accumulated during the
  Development Stage                         (476,568)    (918,457)   (1,395,025)
Accumulated Other Comprehensive
  Loss                                        62,277      (66,843)       (4,566)
     Total Shareholders' Equity            1,579,638      (70,349)    1,509,289
     Total Liabilities &  Shareholders'
     Equity                             $  1,739,329  $   177,374  $  1,916,703

For the impact of the errors on the December 31, 2005 balance sheet refer to the Amended Form 10-K for the year ended December 31, 2005.

Consolidated Statement of Operations

                                        Three Months
                                           Ended                    Three Months
                                          March 31,                    Ended
                                            2006                      March 31,
                                        As Previously   Impact of       2006
                                          Reported       Errors     As Restated
                                        ----------------------------------------
Administrative Expense                  $    175,881   $   20,531   $   196,412

Loss Before Other Expenses                  (175,881)    ($20,531)     (196,412)

Amortization of Furniture & Fixtures          (1,210)      (1,000)       (2,210)

Interest Income                               10,025      (10,025)            -

Net Loss                                   ($167,066)    ($31,556)    ($198,622)

Basic and Diluted Loss per
Share                                         ($0.01)           -        ($0.01)


Consolidated Statement of Cash Flow

                                        Three Months
                                           Ended                    Three Months
                                          March 31,                    Ended
                                            2006                      March 31,
                                        As Previously   Impact of       2006
                                          Reported       Errors     As Restated
                                        ----------------------------------------
Operating Activities

Net Loss From                              ($167,066)    ($31,556)    ($198,622)

Amortization of Furniture & Fixtures           1,210        1,000        2,210

Foreign Currency Translation                 103,946     (100,973)       2,973

Change in Other Receivables                  (24,053)     (46,786)      (70,839)

Change in  Prepaid Expenses                  (22,576)      21,515        (1,061)

Change in Accounts Payable                    53,846      (73,399)      (19,553)

Change in Accrued Expenses                         -        8,588         8,588
Change in Convertible Debt                         -      (41,189)      (41,189)

Net Cash Used in Operations                  (54,693)    (262,800)     (317.493)

Investment Activities

Additions to Property, Plant & Equipment    (315,882)    (186,912)     (502,794)

Other Assets                                       -       (2,812)       (2,812)

Change in Accounts Payable                         -      228,484       228,484

Change in Accrued Expenses                         -      (44,360)      (44,360)

Net Cash Used in Investing                  (315,882)      (5,600)     (321,482)

Financing Activities

Shares Issued                              1,167,706      204,503     1,372,209

Change in Other Receivables                        -     (140,000)     (140,000)

Net Cash Provided by Financing             1,167,706       64,503     1,232,209


Net Cash Increase                            797,131     (203,897)      593,234

Cash Beginning of Period                     235,793      (45,142)      190,651

Cash End of Period                      $  1,032,924  $  (249,039) $    783,885

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

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with U. S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for valuation of deferred tax assets. Accounts receivable are stated after evaluation as to their collectability and an appropriate allowance for doubtful accounts is provided where considered necessary. The provision for asset retirement obligations, depletion, as well as management's impairment assessment on its oil and gas properties and other long lived assets are based on estimates and by their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in these estimates, in future periods, could be significant.

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

Share Based Compensation
------------------------

The Company records compensation expense in the Consolidated Financial Statements for share based payments using the fair value method pursuant to Financial Accounting Standards Board Statement ("FASB") No. 123R. The fair value of share-based compensation to employees will be determined using an option pricing model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees are measured based on the fair value of the goods or services received. Share-based compensation is expensed with a corresponding increase to Contributed Surplus. Upon the exercise of the stock options, consideration paid together with the previously recognized contributed surplus is recorded as an increase in share capital.

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

4.   PREPAID EXPENSES AND DEPOSITS

Included in Prepaid Expenses and Deposits is an amount of $172,483 (2006 - $170,884) representing the Company's share of a refundable work deposit with the Northwest Territories.

5.   CHANGES IN NON-CASH WORKING CAPITAL

                                                                   Cumulative
                                    Three Months  Three Months  Since Inception,
                                       Ended         Ended       April 7, 2004
                                      March 31,    March 31,      to March 31,
                                        2007          2006           2007
Operating Activities:

   Accounts Receivable                   (4,253)       (70,839)        (37,089)
   Prepaid Expenses                     (19,767)        (1,061)        (67,662)
   Accounts Payable                     (15,685)       (19,554)         97,720
   Accrued Liabilities                  (70,483)         8,588           2,621

            Total                      (110,188)       (82,866)         (4,410)

6.   OTHER ASSETS

Other assets represent long term deposits required by regulatory authorities for environmental obligations relating to well abandonment and site restoration activities.

                                                         March 31,  December 31,
                                                           2007        2006
                                                         --------   ------------

    Alberta Energy and Utility Board Drilling Deposit    $ 24,276     $ 23,808
    Alberta Energy Royalty Deposit                          4,054        4,074
    British Columbia Oil and Gas Commission Deposit        22,242       21,978
                                                         --------     --------

                                                         $ 50,572     $ 49,860
                                                         --------     --------

7.   CAPITAL ASSETS
                                                                      Net Book
                                                  Accumulated          Value
                                                  Depreciation         March
                                     Cost        and Depletion        31, 2007
                                     ----        -------------        --------
Oil and Gas Properties:

Canada                            $6,602,762      $ 1,476,657       $5,126,105
United States                        564,835                -           564,835
                                  ----------------------------------------------

Sub-total                          7,167,597        1,476,657        5,690,940

Furniture and Fixtures                98,034           21,492           76,543
                                  ----------------------------------------------

Total                             $7,265,631      $ 1,490,418       $5,767,483
                                  ----------------------------------------------

                                                                      Net Book
                                                  Accumulated          Value
                                                  Depreciation        December
                                     Cost        and Depletion        31, 2006
                                     ----        -------------        --------
Oil and gas Properties:

Canada                            $2,182,075      $ 1,476,657       $  705,418
United States                        564,835                -          564,835
                                  ----------------------------------------------

Sub-total                          2,746,910        1,476,657        1,270,253

Furniture and Fixtures                69,564           13,761           55,803
                                  ----------------------------------------------

Total                             $2,816,474      $ 1,490,418       $1,326,056
                                  ----------------------------------------------

During the three months ended March 31, 2007, the Company has capitalized $5,576 (March 31, 2006 - $ Nil) of general and administrative personnel costs attributable to acquisition, exploration and development activities.

Unproved Properties
-------------------

Included in oil and gas properties are costs of $5,126,105 (December 31, 2006 - $866,152) related to Canadian unproved properties and $564,835 (December 31, 2006 - $564,835) related to United States unproved properties, valued at cost, that have been excluded from costs subject to depletion.

Ceiling Test
------------

The Company has performed ceiling tests for its Canadian and United States geographical cost centers and has determined that no impairment exists as at March 31, 2007. As at December 31, 2006, it was determined that impairment existed in the Canadian cost center and consequently, a write-down of $1,419,946 was recorded as depletion and depreciation expense.

8.   CONVERTIBLE DEBT

Debt of $41,189 as at December 31, 2005 was non-interest bearing and convertible to common shares of the Company pursuant to the stock for services compensation plan. A beneficial conversion feature of $808,811 was calculated on the debt for the year ended December 31, 2005 representing the difference between the conversion price and the fair value of the common stock at the commitment date. This amount is recorded as interest expense and an increase in additional paid in capital. The Company issued 1,000,000 shares in January, 2006 to settle this debt pursuant to the stock for services compensation plan. Debt was reduced by $41,189 and Shares Issued increased by $1,000 and Additional Paid-in Capital increased by $40,189.

9.   ASSET RETIREMENT OBLIGATIONS

Changes in the carrying amounts of the asset retirement obligations associated with the Company's oil and natural gas properties are as follows:

------------------------------------------------------------------------------
Asset Retirement Obligations, December 31, 2005                             -
------------------------------------------------------------------------------
Obligations incurred                                                   86,193
------------------------------------------------------------------------------
Accretion                                                               4,718
------------------------------------------------------------------------------
Asset retirement obligations, December 31, 2006                        90,911
------------------------------------------------------------------------------
Obligations incurred                                                    4,881
------------------------------------------------------------------------------
Accretion                                                               1,886
------------------------------------------------------------------------------
Asset retirement obligations, March 31, 2007                           97,678
------------------------------------------------------------------------------

At March 31, 2007, the estimated total undiscounted amount required to settle the asset retirement obligations was $ 149,051 (December 31, 2006 - $126,307. These obligations will be settled at the end of the useful lives of the underlying assets, which currently extends up to 8 years into the future. This amount has been discounted using a credit adjusted risk-free interest rate of 7.5% and a rate of inflation of 2.5%.

10.  SHARE CAPITAL

Authorized:
March 31, 2007 and December 31, 2006 - 300,000,000 common shares at $0.001 par value

At the annual general meeting held on July 18, 2006, the shareholders of the Company voted in favor of increasing the authorized common shares to 300,000,000.

The following share capital transactions occurred during the periods:

--------------------------------------------------------------------------------
                                                                Additional Paid
Issued                                   Number     Par Value      in Capital
-------------------------------------------------- ---------- -----------------
Balance December 31, 2005                 474,028       $474         $ 834,561
-------------------------------------------------- ---------- -----------------
Private Placement, net of costs(a)     16,000,000     16,000           756,655
-------------------------------------------------- ---------- -----------------
Private Placement, net of costs(b)        933,324        933         1,259,067
-------------------------------------------------- ---------- -----------------
Issued for service(c)                   1,000,000      1,000            40,189
-------------------------------------------------- ---------- -----------------
2:1 Stock split(d)                     18,407,352     18,407           (18,407)
-------------------------------------------------- ---------- -----------------
Issued for service, net of costs(e)     7,500,000      7,500           314,474
-------------------------------------------------- ---------- -----------------
2:1 Stock split(f)                     44,314,714     44,315           (44,315)
-------------------------------------------------- ---------- -----------------
Private Placement, net of costs(g)      1,130,000      1,130         1,766,130
-------------------------------------------------- ---------- -----------------
Private Placement, net of costs(h)        187,050        187           235,254
-------------------------------------------------- ---------- -----------------
Balance December 31, 2006              89,946,468     89,946         5,143,608
-------------------------------------------------- ---------- -----------------
Private Placement, net of costs (h)        30,000         30            38,298
-------------------------------------------------- ---------- -----------------
Private Placement, net of costs (i)       440,000        440           499,560
-------------------------------------------------- ---------- -----------------
Balance March 31, 2007                 90,416,468    $90,416        $5,681,466
-------------------------------------------------------------------------------

Shares Issuable                             2007                  2006
                                    --------------------- ---------------------
                                      Number      Value     Number      Value
                                    ---------  ---------- -----------  --------
Opening Balance                       470,000  $  538,328  16,000,000  $773,637
Issued during the period             (470,000)   (538,328)(16,000,000) (773,637)
Private Placement, net of costs (h)         -           -      30,000    38,328
Private Placement, net of costs (i)         -           -     440,000   500,000
Private Placement, net of costs (j)   420,000     475,000           -         -
Private Placement, net of costs (k) 1,040,000   1,185,000           -         -
                                    ---------  ---------- -----------  --------
Closing Balance                     1,460,000  $1,660,000     470,000  $538,328
                                    ---------  ---------- -----------  --------

         (a) On January 13, 2006, 16,000,000 shares of common stock were issued pursuant to two private placements that closed December 22, 2005 (13,650,000 shares for gross proceeds of $300,000) and December 30, 2005 (910,000 shares, for gross proceeds of $500,000)
              respectively, recorded as "Shares Issuable" at December 31, 2005 in the amount of $773,637 (net of share issue costs of $26,363) as the share certificates were not issued until January 13, 2006.

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

         (h) In December 2006, the Company closed private placements for 54,365 units (217,450 common shares) at a price per unit of $6.40 Cdn. ($1.60 Cdn. per share) for aggregate proceeds of $348,000. Each unit entitles the subscriber to three flow-through common shares and one common share. The flow-through shares entitle the holder to a Canadian Exploration Expense deduction under the Canada Income Tax Act. Of these shares, 30,000 were classified, net of share issue costs of $38,328, as Shares To Be Issued as at December 31, 2006 as the share certificates were not issued until February, 2007.

         (i) On December 22, 2006, the Company received proceeds for a private placement of 440,000 units at a price of $1.25 per unit that closed on February 20, 2007 for gross proceeds of $550,000. Each unit entitled the subscriber to one common share of the Company and one warrant. These common shares were classified, net of share issue costs of $50,000, as Shares To Be Issued as at December 31, 2006 as the share certificates were not issued until February, 2007. Each warrant entitles the warrant holder to exchange one warrant for one common share at a price at a price of $1.50 until December 22, 2008.

         (j) On February 20, 2007, the Company closed a private placement for 420,000 units at a price of $1.25 per unit for gross proceeds of $525,000. Each unit entitled the subscriber to one common share of the Company and one warrant. These common shares were classified, net of share issue costs of $50,000, as Shares To Be Issued as at March 31, 2007 as the share certificates were not issued until April, 2007. Each warrant entitles the warrant holder to exchange one warrant for one common share at a price at a price of $1.50 until February 20, 2009.

         (k) During March, 2007, the Company received proceeds from a private placement for 1,040,000 units at a price of $1.25 per unit that closed in April, 2007 for gross proceeds of $1,300,000. Each unit entitled the subscriber to one common share of the Company and one warrant. These common shares were classified, net of share issue costs of $115,000, as Shares To Be Issued as at March 31, 2007 as the share certificates were not issued until April, 2007. Each warrant entitles the warrant holder to exchange one warrant for one common share at a price at a price of $1.50 until April, 2009.

At March 31, 2007, the following common shares were reserved for issuance:

                                                       Weighted
                                      Equivalent       Average       Option
                         Exercise       Shares         Years to      Shares
                         Price ($)    Outstanding       Expiry       Vested
                         ---------    -----------      ---------     ------

   Stock Option Plan    $1.28-$1.50    1,505,000         4.62          Nil
   June 2006 Warrants   $2.50-$3.50    1,130,000         4.50            -
   February 2007
    Warrants               $1.50         860,000         1.96            -

Pursuant to private placements in 2006 and 2007, the Company had 1,890,000 warrants outstanding as of March 31, 2007 (December 31, 2006 - 1,130,000). Each of the 1,130,000 June 2006 warrants entitle the warrant holder to exchange one warrant for one common share at a price of $2.50 until June 30, 2008 and $3.50 from July 1, 2008 to June 30, 2011. Of the 2007 warrants, 860,000 warrants entitle the warrant holder to exchange one warrant for one common share at a price of $1.50 until February 20, 2009 and 1,040,000 warrants isssuable will entitle the warrant holder to exchange one warrant for one common share at a price of $1.50 until May 10, 2009.

The Company has a stock option plan under which it may grant options to its directors, officers, employees and consultants for up to a maximum of 10% of its issued and outstanding common shares at market price at the date of grant for up to a maximum term of five years. Options are exercisable one-third equally on the first three anniversary dates of the option term and thereafter until expiry. As at March 31, 2007, no options had been exercised and none of the outstanding options were exercisable. On October 23, 2006, the Company granted options for 1,000,000 common shares to five directors of the Company. Also on October 23, 2006 the Company granted options for 280,000 common shares to an officer of the Company, which options were cancelled in December 2006. On December 1, 2006, the Company granted options for 125,000 common shares to a consultant of the Company. During the first quarter of 2007, the Company granted options for 380,000 common shares to an officer and a consultant of the Company.

A summary of the status of the stock option plan is as follows:

                                                                   Weighted
                                                        Number     Average
                                             Expiry    of Option   Exercise
                                              Date      Shares      Price
                                             ------    ---------   --------

   Balance December 31, 2005                                   -         -

   Options Granted October 23, 2006         Oct 23/11  1,280,000    $ 1.50
   Options Cancelled                                    (280,000)     1.50
   Options Granted December 1, 2006         Dec 1/11     125,000      1.28
                                                       --------------------
   Balance December 31, 2006                           1,125,000      1.48

   Options Granted January 3, 2007          Jan 3/12     280,000      1.29
   Options Granted February 1, 2007         Feb 1/12     100,000      1.35
                                                       --------------------

   Balance March 31, 2007                              1,505,000    $ 1.43
                                                       ====================

11.  SHARE-BASED COMPENSATION

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

                                                           2007         2006
                                                         --------     --------

Risk free interest rate                                    3.99%        3.98%
Expected holding period                                   3 years      3 years
Share price volatility                                      75%          75%
Estimated annual common share dividend                       -            -

For options granted during the three months ended March 31, 2007, the fair value totaled $410,445 (December 31, 2006 - $ 1,082,000). The amount of share-based compensation expense recorded during the three months ended March 31, 2007 is estimated to be $ 123,814 (December 31, 2006 - $69,169) and which amounts have been credited to Contributed Surplus. The balance of the fair value of the options to be expensed in future periods is $1,299,462 (December 31, 2006 -$1,012,831) over a vesting period of three years.


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

At March 31, 2007, the Company's deferred tax asset is attributable to its net operating loss carry forward of approximately $710,000 (December 31, 2006 - $647,000), which will expire if not utilized in the years 2024, 2025 and 2026. Of this amount, approximately $400,000 (December 31, 2006 - $397,000 is attributable to the Company's Canadian operations. As reflected below, this benefit has been fully offset by a valuation allowance based on management's determination that it is not more likely than not that some or all of this benefit will be realized.

For the periods ended March 31, 2007, December 31, 2006 and for the cumulative period April 7, 2004 (Date of Inception) to March 31, 2007, a reconciliation of income tax benefit at the U.S. federal statutory rate to income tax benefit at the Company's effective tax rates is as follows.

                                            2007         2006      Cumulative
                                        ----------  -----------   -----------
Income tax benefit at statutory rate    $  123,000  $ 1,080,000   $ 1,622,000
Permanent Differences                            -     (132,000)     (412,000)
State tax benefit, net of
 federal taxes                                   -        1,000        12,000
Foreign taxes, net of federal benefit       (7,000)      12,000         8,000
Change in valuation allowance             (116,000)    (961,000)   (1,230,000)
                                        ----------  -----------   -----------

Income tax benefit at effective rate    $        -  $         -    $        -
                                        ==========  ===========   ===========

Deferred tax assets (liabilities) at March 31, 2007 and December 31, 2006 are comprised of the following:

                                                          2007          2006
                                                      ------------  -----------
Deferred tax assets
    Deferred costs                                    $    447,000  $   443,000
    Deferred deduction on share-based
          compensation expense                              73,000       24,000
    Net operating loss carryover                           710,000      647,000
                                                      ------------  -----------

        Total deferred tax asset                         1,230,000    1,114,000

Deferred tax liabilities                                         -            -
                                                      ------------  -----------

                                                         1,230,000    1,114,000
Less valuation allowance for net deferred tax asset     (1,230,000)  (1,114,000)
                                                      ------------  -----------

Net deferred tax asset                                $          -  $         -
                                                      ============  ===========

13.  LOSS PER SHARE

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows:
                                                                       2006
                                                                   (As Restated
                                                       2007          - Note 2)
                                                   ------------    -------------
Numerator:
Numerator for basic and diluted loss per share
   Net Loss                                        $   (314,042)       (198,681)
--------------------------------------------------------------------------------

Denominator:
Denominator for basic loss per share
   Weighted average shares outstanding               90,765,579      23,763,875

Denominator for diluted loss per share
   Weighted average shares outstanding               92,047,115      23,763,875

Basic and diluted loss per share                   $      (0.00)   $      (0.01)
================================================================================

14.  FINANCIAL INSTRUMENTS

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

15.  RELATED PARTY TRANSACTIONS

Officers and Directors of the Company purchased 10,200,000 common shares of the Company on December 22, 2005 at $0.02 per share for $204,000. These shares were not issued by the transfer agent until January 13, 2006 and were reflected in shareholders' equity as part of the caption "Shares to be Issued" at December 31, 2005.

A director of the Company purchased 50,000 common shares of the Company on December 28, 2005 at $.50 per share for $25,000. These shares were not issued by the Transfer Agent until January 13, 2006 and were reflected in shareholders' equity as part of the caption "Shares To Be Issued" at December 31, 2005.

During the year ended December 31, 2006, the Company issued 2,000,000 common shares of the Company in consideration for corporate development services rendered to the Company by an individual, whom beneficially owns 9.3% of the Company. The shares were valued at market price of $.05 per share and were recorded as General and Administrative Expense and an addition to Additional Paid in Capital.

For the three months ended March 31, 2007, the Company paid $22,297 (March 31, 2006 - $19,922) to Sicamous Oil & Gas Consultants Ltd., a company owned by the President & Chief Operating Officer of the Company for consulting services rendered by him.

For the three months ended March 31, 2007, the Company paid $12,819 (March 31, 2006 - $13,661) to MHC Corp., a company owned by the Chief Executive Officer of the Company for consulting services rendered by him.

During the three months ended March 31, 2007, the Company paid $28,971 (March 31, 2006 - $ nil) to the Chief Financial Officer of the Company for financial consulting services rendered by him.

These related party transactions were in the normal course of business and agreed to by the related parties and the Company based on negotiations and Board approval and accordingly had been measured at the exchange amounts.

As at March 31, 2007 and December 31, 2006, no amounts were owing to any related parties for services rendered.

16.  SEGMENTED INFORMATION

The Company's geographical segmented information is as follows:

                                             Three Months Ended March 31, 2007
                                            -----------------------------------
                                               U. S.      Canada        Total
                                            ---------    ---------    ---------
Revenue                                     $       -          385          385
Net Loss                                        2,629      311,413      314,042
Capital Assets                                564,835    5,202,648    5,767,483
Total Assets                                  649,012    6,225,430    6,874,442
Capital Expenditures                                -    4,457,656    4,457,656

                                             Three Months Ended March 31, 2006
                                            -----------------------------------
                                               U. S.      Canada        Total
                                            ---------    ---------    ---------
Revenue                                     $       -            -            -
Net Loss                                         (179)     198,502      198,681
Capital Assets                                132,000      681,655      813,655
Total Assets                                  141,821    1,631,206    1,773,027
Capital Expenditures                                -      502,793      502,793

17.  SUBSEQUENT EVENTS

Thunder Acquisition
-------------------

Subsequent to March 31, 2007, the Company entered into an agreement with certain shareholders of Thunder River Energy, Inc. ("Thunder") whereby the Company has agreed to acquire no less than 51% and up to 56% of the outstanding common shares of Thunder in consideration for options granted to the Thunder shareholders to acquire 7,446,949 common shares of the Company at an issue price of $2.00 per common share. It is estimated that a definitive agreement between the Company, Thunder and the Thunder shareholders will be executed following the completion of due diligence in May, 2007. The exchange of shares and resultant acquisition by the Company of control of Thunder contemplated by the agreements will be subject to certain conditions being met by the closing date of the definitive agreement. Included in such conditions will be the completion of audited financial statements of Thunder for the period from July 1, 2004 to March 31, 2007 and the approval of the transaction by the shareholders of the Company and Thunder and other regulatory bodies as required in Canada and the United States. Thunder is an Alberta company with undeveloped oil and gas properties in the Northwest Territories of Canada and New Mexico.

Financings
----------

Subsequent to March 31, 2007, the Company closed private placement financings comprising 2,447,900 units at a price per unit of $1.25 for proceeds of $3,059,875, less estimated share issue costs of $280,000 and net proceeds of $2,779,875. Each unit consists of one common share of the Company and one warrant. Each warrant entitles the warrant holder to exchange one warrant for one common share at a price of $1.50 until May 10, 2009.

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

PLAN OF OPERATION

The Company has carried out the following activities during the year to date 2007 period and during the next twelve months, the Company plans to aggressively pursue the development of its asset base.

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

LITTLE CHICAGO - NORTHWEST TERRITORIES

The Company is Operator of the this project under an original Farm-out agreement with the two 50% working interest owners of the 200,000 acre Exploration License 413 ("EL 413") in the Mackenzie River Valley centered along the planned Mackenzie Valley Pipeline. Under the Farm-out agreement, as at March 31, 2007, the Company had spent approximately $5,500,000 to acquire 2D seismic data on the farm-out Lands, thus earning a 12.5% working interest in the property. Kodiak has also processed 50 km of existing seismic data in Q4 of 2006. Seismic and Gravity Survey data is now being processed. Current plans include a three-well drilling program during the 2007-2008 winter drilling season.

During the first quarter of 2007, Kodiak signed a letter of intent to acquire a majority interest in Thunder River Energy, Inc., one of the two 50% Farmors in the project. When the acquisition closes, Kodiak will have a 50% working interest in "EL 413".

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

Two wells were drilled in the third quarter of 2006; one is cased for subsequent evaluation of the multiple zones found and one was abandoned. A third well is licensed and will be drilled depending upon the results of testing on the first well. Subsequent to the drilling, any successful wells will be tied into existing facilities in 2007. We anticipate costs of approximately $400,000 for this project for mid 2007.

Financial Condition and Changes in Financial Condition

The Company had no operating revenues for the quarters ended March 31, 2007 or 2006, except for $385 in 1st Quarter 2007 resulting from a 4th Quarter 2006 operating revenue under-accrual.

Net Loss for the quarter ended March 31, 2007 totaled $314,042 (2006 - $201,910). The loss comprises expenses relating to personnel consulting, office, general and administration, investor relations, public company expenses, audit costs, legal and accounting fees.

Liquidity and Capital Resources:

Since inception to March 31, 2007, we have funded our operations from the sale of securities and loans from shareholders.

As of March 31, 2007, our assets totaled $6,874,442, (December 31, 2006 - $2,707,075) which consisted of cash and other current assets of $1,056,387 (2006
- $1,331,159); oil and gas properties and equipment of $5,767,483 (2006 - $1,326,056) and other assets of $50,572 (2006 - $49,860). Our total liabilities were $3,563,517 (December 31, 2006 - $859,103) which were primarily accounts payable and accrued liabilities relating to capital activities during the quarter ended March 31, 2007. We had shareholders' equity of $3,213,247 (December 31, 2006 - $1,757,061).

During the three months ended March 31, 2007, the company raised $1,660,000, net of issue costs, in private placement financing proceeds. Subsequent to March 31, 2007, the Company raised an additional $1,594,875 in private placement financings, net of issue costs. These financings aggregating $3,754,875, net of share issue costs have enabled the Company to finance its on-going capital expenditures and general and administrative expenses. Additional financing will be required to enable the Company to carry out the balance of its planned activities for 2007.

RAISING CAPITAL

The Company currently lacks the internal cash flow and capital resources to fully implement and carry out its 2007 business plans as described herein. We expect to raise additional capital, either through debt, equity or a combination thereof. In the event that additional capital is raised at some time in the future, existing shareholders will experience dilution of their interest in the Company.

ITEM 3. CONTROLS AND PROCEDURES

During the process of preparing for the Company's third quarter 2006 financial report the CFO identified errors in the accounting records that originated in the fourth quarter of 2005, the first quarter ended March 31, 2006 and the second quarter ended June 30, 2006. The errors arose as a result of a lack of adequate procedures and documentation necessary to ensure that records were maintained in reasonable detail to fairly reflect the transactions of the Company in the start up phase of operations.

After discussing these matters with management the CFO, at that time, recommended to the Audit Committee that previously reported financial results be restated to reflect correction of these errors. The Audit Committee agreed with this recommendation. Pursuant to the recommendation of the Audit Committee, the Board of Directors determined at its meeting on November 3, 2006, that previously reported results for the Company be restated. On December 14, 2006 financial statements for the above noted periods were refiled.

Evaluation of Disclosure Controls and Procedures

During the third quarter the CFO, at that time, evaluated the disclosure controls and procedures and identified a lack of sufficient procedures, documentation and qualified personnel to ensure the records fairly reflected the transactions of the Company resulting in a material weakness in the Company's internal control over financial reporting. Solely as a result of the material weakness, management concluded that the disclosure controls and procedures were not effective as of December 31, 2005, March 31, 2006 or June 30, 2006.

Remediation of Material Weakness in Internal Control

During December, 2006 and the first quarter of 2007, the company has hired additional qualified personal in addition to hiring a new CFO to prepare the financial statements. The new staff have implemented adequate procedures and documentation necessary to ensure the records fairly reflect the transactions of the Company.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 20, 2007, pursuant to subscription agreements, the Company closed a private placement with an investor for 420,000 units at a $1.25 price per unit for gross proceeds of $525,000. Each unit entitled the subscriber to one common share of the Company and one common share purchase warrant. Each warrant entitles the warrant holder to exchange one warrant for one common share of the Company at a price of $1.50 until February 20, 2009. The Common shares were issued pursuant to Regulation S ("Regulation S") under the Securities Act of 1933, as amended (the "1933 Act").

During March, 2007, the Company received proceeds from private placements for 1,040,000 units at a price of $1.25 per unit that closed in May, 2007 for gross proceeds of $1,300,000. Each unit entitled the subscriber to one common share of the Company and one warrant. These common shares were classified, net of share issue costs of $115,000, as Shares To Be Issued as at March 31, 2007 as the share certificates were not issued until May, 2007. Each warrant entitles the warrant holder to exchange one warrant for one common share at a price at a price of $1.50 until May, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

   31.1 - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 - Certification of Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002

   32   - Certification of Chief Executive Officer and Chief Financial Officer
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

On January 11, 2007 we filed an 8K under item 5.02 Election of Directors and Appointment of Principal Officers.

On February 15, 2007 we filed an 8K under item 1.01 Entry into a Material Definitive Agreement; Item 3.02 Unregistered Sales of Equity Securities and Item
9.01 Financial Statements and Exhibits.

On February 26, 2007 we filed an 8K under item 1.01 Entry into a Material Definitive Agreement; Item 3.02 Unregistered Sales of Equity Securities and Item
9.01 Financial Statements and Exhibits.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              KODIAK ENERGY, INC.
                                               (Registrant)


Dated: May 15, 2007                           By: /s/  Mark Hlady
                                                 -------------------
                                                 Mark Hlady
                                                 CEO, and Chairman

--------------------------------------------------------------------------------