Form 10QSB
period 2007-06-30
KODIAK ENERGY, INC.
filed 2007-08-14
CIK 1109553

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                  For the quarterly period ended June 30, 2007
                                                 -------------

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

     Yes  X     No

         ---       ---

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 93,284,368

Transitional Small Business Disclosure Format (Check one):  Yes      No X
                                                                ---    ---

                               KODIAK ENERGY INC.
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                3

ITEM 1.  FINANCIAL STATEMENTS                                                 3

          Consolidated Balance Sheets as of June 30, 2007
           (unaudited) and December 31, 2006                                  3

          Consolidated Statement of Shareholders' Equity
           (unaudited) for the six months ended June 30, 2007                 4

          Consolidated Statements of Operations (unaudited)
           for the six months ended June 30, 2007 and 2006                    4

          Consolidated Statements of Cash Flows (unaudited)
           for the six months ended June 30, 2007 and 2006                    5

          Notes to Consolidated Financial Statements                          6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           19

ITEM 3.  CONTROLS AND PROCEDURES                                             22


PART II. OTHER INFORMATION                                                   22

ITEM 1.  LEGAL PROCEEDINGS                                                   22

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           23

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 23

ITEM 5.  OTHER INFORMATION                                                   23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    24

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KODIAK ENERGY, INC.
Consolidated Balance Sheets
(Development Stage Company Going Concern Uncertainty - Note 1)
--------------------------------------------------------------------------------
                                                  June 30          December 31
                                                    2007              2006
                                                (Unaudited)         (Audited)
--------------------------------------------------------------------------------
Assets

Current Assets:
     Cash                                     $     1,263,438    $      448,346
     Accounts Receivable                              491,763           685,975
     Prepaid Expenses and Deposits (Note 4)           253,737           196,838
                                              ----------------------------------
                                              $     2,008,938    $    1,331,159
                                              ----------------------------------
Other Assets (Note 5)                                  55,080            49,860
                                              ----------------------------------

Capital Assets (Notes 3 and 6):
     Oil & Gas Properties                           7,451,861         1,270,253
     Funiture & Fixtures                               83,473            55,803
                                              ----------------------------------
                                                    7,535,334         1,326,056
--------------------------------------------------------------------------------
                                              $     9,599,352    $    2,707,075
--------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current Liabilities:
         Accounts Payable                           1,518,405           585,253
         Accrued Liabilities                          654,392           273,850
         Notes Payable (Note 7)                     3,000,000                 -
                                              ----------------------------------
                                                    5,172,797           859,103
                                              ----------------------------------

Asset Retirement Obligations (Note 8)                 106,743            90,911
                                              ----------------------------------

Deferred Income Taxes (Note 11)                        55,480                 -
                                              ----------------------------------

Shareholders' Equity
   Share Capital (Note 9):
      Authorized:
      300,000,000 (2006 - 100,000,000)
      Common Shares Par Value .001 Each
      Issued & Outstanding 93,284,368
      (2006 - 89,946,468)Common Shares                 93,284            89,946
      Shares Issuable (Note 9)                              -           538,328
      Additional Paid in Capital                    8,933,473         5,143,608
      Deficit Accumulated During the
               Development Stage                   (5,024,870)       (4,063,776)
      Contributed Surplus (Note 10)                   348,252            69,169
      Other Comprehensive Gain (Loss)                 (85,807)          (20,214)
                                              ----------------------------------
                                                    4,264,332         1,757,061
--------------------------------------------------------------------------------
                                              $     9,599,352    $    2,707,075
--------------------------------------------------------------------------------

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Unaudited Consolidated Statements of Shareholders' Equity
For the Six Months Ended June 30, 2007
(Development Stage Company Going Concern Uncertainty - Note 1)

                                                                  Deficit
                                                                Accumulated    Accumulated
                             Number of             Additional   During the       Other                                Total
                              Common                Paid in     Development   Comprehensive  Contributed   Shares  Shareholder's
                              Shares     Amount     Capital        Stage          Loss         Surplus    Issuable    Equity
                            ----------------------------------------------------------------------------------------------------
Balance at Dec. 31, 2006    89,946,468  $ 89,946  $ 5,143,608  $  (4,063,776)   $  (20,214)   $  69,169  $  538,328  $ 1,757,061

Net loss                             -         -            -       (961,094)            -            -           -     (961,094)
Foreign currency
translation                          -         -            -              -       (65,593)           -           -      (65,593)
                                                                 -------------------------                           -----------
Total comprehensive loss                                            (961,094)      (65,593)

Issuance of common stock     3,337,900     3,338    3,789,865              -             -            -    (538,328)   3,254,875
                                                                                                279,083
Stock-based compensation             -         -            -              -             -                        -      279,083
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2007    93,284,368  $ 93,284  $ 8,933,473  $  (5,024,870)   $  (85,807)   $ 348,252  $        -    4,264,332
================================================================================================================================


KODIAK ENERGY, INC.
Unaudited Consolidated Statements of Operations
(Development Stage Company Going Concern Uncertainty - Note 1)
=================================================================


                                                         Three                        Six         Cumulative
                                                         Months                      Months     Since Inception
                                           Three         Ended         Six           Ended       April 7, 2004
                                           Months       June 30,      Months        June 30,      to June 30,
                                           Ended         2006         Ended           2006           2007
                                          June 30,    (Restated -    June 30,      (Restated -    (Restated
                                            2007         Note 2)       2007          Note 2)       - Note 2)
                                         ----------------------------------------------------------------------
REVENUES, net of royalties               $       42   $         -   $      427    $          -  $       27,561
                                         ----------------------------------------------------------------------

EXPENSES

 Operating                                      964             -       11,600               -          25,172

 General and Administrative                 404,208       237,622      574,906         434,034       1,907,082

 Stock-based Investor Relations Expense           -       337,500            -         337,500         337,500

 Stock-based Compensation                   155,269             -      279,083               -         348,252

 Depletion, Depreciation and Accretion       12,622         2,879       22,143           5,148       1,530,399

 Interest Expense                            18,818             -       18,818               -         827,629
                                         ----------------------------------------------------------------------

                                            591,881       578,001      906,550         776,682       4,976,034
                                         ----------------------------------------------------------------------

 Loss Before Other Expenses                (591,839)     (578,001)    (906,123)       (776,682)     (4,948,473)
Other Expenses (Income)

 Loss from valuation adjustment                   -             -            -               -          25,000

 Interest Income                               (267)            -         (509)              -          (4,083)
                                         ----------------------------------------------------------------------
                                                                -                            -          20,917
                                               (267)                      (509)

 Loss before income taxes                  (591,572)     (578,001)    (905,614)       (776,682)     (4,969,390)


Provision for Deferred Income Taxes          55,480             -       55,480               -          55,480
                                         ----------------------------------------------------------------------

NET LOSS                                 $ (647,052)  $  (578,001)  $ (961,094)   $          -  $   (5,024,870)
                                         ----------------------------------------------------------------------

See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Unaudited Consolidated Statements of Cash Flows
(Development Stage Company Going Concern Uncertainty - Note 1)

                                                         Three                        Six         Cumulative
                                                         Months                      Months     Since Inception
                                          Three           Ended         Six          Ended       April 7, 2004
                                          Months         June 30,      Months       June 30,      to June 30,
                                          Ended           2006         Ended          2006           2007
                                         June 30,      (Restated -    June 30,     (Restated -    (Restated
                                           2007           Note 2)       2007         Note 2)       - Note 2)
                                       ------------------------------------------------------------------------
OPERATING ACTIVITIES
NET LOSS                               $   (647,052)  $   (578,001) $   (961,094) $   (776,682) $   (5,024,870)
Adjustments to reconcile net loss to
net cash used in operating activities:
   Depletion, Depreciation and
    Accretion                                12,622          2,879        22,143         5,148       1,530,398
   Interest Expense                          18,818              -        18,818             -         827,629
   Stock-Based Investor Relations
     Expense                                      -        337,500             -       337,500         337,500
   Stock-Based Compensation                 155,269              -       279,083             -         348,252
   Provision for Deferred Income Taxes       55,480              -        55,480             -          55,480
   Contributions to Capital                       -              -             -             -             900
   Loss from Valuation Adjustment                 -              -             -             -          25,000

Changes in Non-Cash Working Capital
   (Note 16)                                 31,000        128,354       (79,188)        4,300          26,590
                                       ------------------------------------------------------------------------

Net Cash Used In Operating Activities      (373,863)      (109,268)     (664,758)     (429,734)     (1,873,121)

Investment Activities:
  Additions To Capital Assets            (3,227,253)      (523,780)   (4,895,363)     (841,162)     (7,746,810)
  Additions To Other Assets                  (4,508)             -        (5,220)       (4,100)         55,080)
                                       ------------------------------------------------------------------------

Net Cash Used In Investment Activities   (3,231,761)      (523,780)   (4,900,583)     (845,262)     (7,801,890)

Financing Activities
  Shares Issued and Issuable              1,711,098      1,811,732     3,446,026     3,043,941       8,024,256
  Notes Payable                           3,000,000              -     3,000,000             -       3,000,000
                                       ------------------------------------------------------------------------
Net Cash Provided By Financing
  Activities                              4,711,098      1,811,732     6,446,026     3,043,941      11,024,256
                                       ------------------------------------------------------------------------

Foreign Currency Translation                (65,482)           119       (65,593)        3,092         (85,807)
                                       ------------------------------------------------------------------------

Net Cash Increase                         1,039,992      1,178,803       815,092     1,772,037       1,263,438
Cash beginning of period                    223,446        783,885       448,346       190,651               -
                                       ------------------------------------------------------------------------

Cash end of period                     $  1,263,438   $  1,962,688  $  1,263,438  $  1,962,688  $    1,263,438
                                      -------------------------------------------------------------------------

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended June 30, 2007 and 2006 Stated in US dollars


1. ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements include the accounts of Kodiak Energy Inc. and subsidiaries (collectively "Kodiak", the "Company", "we", "us" or "our") as at June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 and for the cumulative period from April 7, 2004 (inception)until June 30, 2007, and are presented in accordance with generally accepted accounting principles in the United States of America ("U. S. GAAP").

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

Going Concern Uncertainty
-------------------------

These consolidated financial statements have been prepared assuming the Company will continue as a going concern, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company has not generated positive cash flow since inception and has incurred operating losses and will need working capital for its future planned activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to finance ongoing operations. The management of the Company has developed a strategy to address this uncertainty, including additional loans from officers and equity and debt financing; however, there are no assurances that any such financings can be obtained on favorable terms, if at all. These financial statements do not reflect the adjustments or reclassification of assets and liabilities that would be necessary if the Company were unable to continue its operations.

2. RESTATEMENT

In November, 2006, it was determined that it was necessary to restate the financial results for the year ended December 31, 2005 and for the periods ended March 31, 2006 and June 30, 2006. The purpose of the restatements was to correct errors found in accounting for transactions resulting from a lack of adequate procedures necessary to insure that records were maintained in reasonable detail to fairly reflect the transactions of the Company in the start up phase of operations. More specifically the errors found are outlined as follows:

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

Effects of the restatement by line item follow:

Unaudited Consolidated Balance Sheets
                                         June 30,
                                          2006                        June 30,
                                      As Previously    Impact of        2006
                                         Reported       Errors        Restated
                                      ------------------------------------------
Cash                                  $  1,869,788  $      92,900  $   ,962,688
Other Receivables                          117,150         12,196       129,346
Prepaid Expenses                            72,063        (40,602)       31,461
                                      ------------------------------------------
Total current assets                     2,059,001         64,494     2,123,495

Other Assets                                     -         24,349        24,349

Oil & Gas Properties                     1,254,074        (60,530)    1,193,544
Furniture & Fixtures                        28,197          1,069        29,266
Accumulated Amortization                    (4,098)          (543)       (4,641)
                                      ------------------------------------------
Total Property, Plant &  Equipment       1,278,173        (60,004)    1,218,169
                                      ------------------------------------------
Total Assets                             3,337,174         28,839     3,366,013
                                      ------------------------------------------

Accounts Payable                            96,638         68,331       164,969
Accrued Expenses                           163,297         57,358       220,655
                                      ------------------------------------------
Total Current Liabilities                  259,935        125,689       385,624
                                      ------------------------------------------

Asset Retirement Obligation                 53,632         (3,823)       49,809

Share Capital                               89,758              1        89,759
Share Subscription Receivable              (85,000)        (5,000)      (90,000)
Additional Paid in Capital               4,108,200        801,154     4,908,354
Deficit Accumulated during the
   Development Stage                    (1,046,152)      (926,933)   (1,973,085)
Accumulated Other Comprehensive Loss       (43,199)        38,751        (4,448)
Total Shareholders' Equity               3,023,607        (93,027)    2,930,580
                                      ------------------------------------------
Total Liabilities & Shareholders'
  Equity                              $  3,337,174  $      28,839  $  3,366,013
                                      ------------------------------------------

Unaudited Consolidated Statements of Operations

                            Three Months                                Six Months
                           Ended June 30,                                 Ended                     Six Months
                              2006 As                  Three Months    June 30, 2006                Ended June 30,
                             Previously     Impact of  Ended June 30,   As Previously   Impact of       2006
                              Reported       Errors    2006 Restated      Reported       Errors       Restated
                           ----------------------------------------------------------------------------------------
Administrative Expense     $      229,432  $    8,190  $      237,622   $     405,313    $  28,721   $     434,034
                           ---------------- -----------------------------------------------------------------------
Loss Before Other Expense        (566,932)     (8,109)       (575,122)       (742,813)     (28,721)       (771,534)
Amortization of Furniture
  & Fixtures                       (2,597)       (282)         (2,879)         (3,807)      (1,341)         (5,148)
Interest Income                       (55)         55               -           9,970       (9,970)              -
                           ----------------------------------------------------------------------------------------
Net Loss                        ($569,584)    ($8,417)      ($578,001)      ($736,650)    ($40,032)      ($776,682)
                           ---------------- ----------- -----------------------------------------------------------
 Basic and diluted loss
  per share                $        (0.01)     ($0.00)         ($0.01)     ($0.02)   $0.00) ($0.02)

For the impact of the errors on the Cumulative Since Inception April 7, 2004 to June 30, 2006 refer to the impact of the errors in the Amended Form 10QSB/A at June 30, 2006 and including the errors noted above.

Unaudited Consolidated Statements of Cash Flows


                                       Three Months                                Six Months
                                      Ended June 30,                                 Ended                     Six Months
                                         2006 As                  Three Months    June 30, 2006                Ended June 30,
                                       Previously     Impact of  Ended June 30,   As Previously   Impact of       2006
                                        Reported       Errors    2006 Restated      Reported       Errors       Restated
                                      ----------------------------------------------------------------------------------------
Operating Activities
Net Loss                                  ($569,584)    ($8,417)      ($578,001)      ($736,650)     ($40,032)      ($776,682)
Amortization of Furniture & Fixtures          2,597         282           2,879           3,807         1,341           5,148
Foreign Currency Translation               (105,476)    105,595             119          (1,530)        4,625           3,095
Change in Other Receivables                 (86,627)     55,271         (31,356)       (110,680)        8,485        (102,205)
Change in Prepaid Expenses                    8,363      19,087          27,450         (14,213)       40,602          26,389
Change in Accounts Payable                  (21,750)     51,442          29,692          32,096       (21,957)         10,139
Change in Accrued Expenses                  158,707     (56,139)         102,568        158,707       (47,551)        111,156
Change in Convertible Debt                                                                            (41,189)        (41,189)
                                      ---------------------------------------------------------------------------------------
Net Cash Used in Operations                (276,270)    167,121        (109,149)       (330,963)      (95,679)       (426,642)
                                      ---------------------------------------------------------------------------------------
Investment Activities
Additions to Capital Assets                (631,682)    225,873        (405,809)       (947,564)       38,961        (908,603)
Additions to Other Assets                         -      (1,288)         (1,288)              -        (4,100)         (4,100)
Change in Other Receivables                       -     (14,475)        (14,475)              -       (14,475)        (14,475)
Change in Accounts Payable                        -    (102,208)       (102,208)              -       126,276         126,276
Change in Accrued Expenses                        -           -               -               -       (44,360)        (44,360)
                                      ---------------------------------------------------------------------------------------
Net Cash Used in Investing                 (631,682)    107,902        (523,780)       (947,564)      102,302        (845,262)
                                      ---------------------------------------------------------------------------------------
Financing Activities
Proceeds on Shares Issued                 1,781,529     (29,797)       1,751,732      2,949,235       876,343       3,825,578
Shares to be Issued                               -           -               -               -      (773,637)       (773,637)
Change in Accounts Payable                  (36,713)     36,713               -         (36,713)       36,713               -
Change in Other Receivables                       -      55,000          50,000               -       (18,000)        (18,000)
Change in Prepaid Expenses                        -      10,000          10,000               -        10,000          10,000
                                      ---------------------------------------------------------------------------------------
Net Cash Provided by Financing            1,744,816      71,916       1,811,732       2,912,522       131,419       3,043,941
                                      ---------------------------------------------------------------------------------------

Net Cash Increase                           836,864     341,939       1,178,803       1,633,995       138,042       1,772,037
Cash Beginning of  Period                 1,032,924    (249,039)        783,885         235,793       (45,142)        190,651
                                      ---------------------------------------------------------------------------------------
Cash End of  Period                      $1,869,788     $92,900      $1,962,688      $1,869,788       $92,900      $1,962,988
                                      ---------------------------------------------------------------------------------------

For the impact of the errors on the Cumulative Since Inception April 7, 2004 to June 30, 2006 refer to the impact of the errors in the Amended Form 10QSB/A at June 30, 2006 and including the errors noted above.

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

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with U. S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for valuation of deferred tax assets. Accounts receivable are stated after evaluation as to their collectability and an appropriate allowance for doubtful accounts is provided where considered necessary. The provision for asset retirement obligation, depletion, as well as management's impairment assessment on its oil and gas properties and other long lived assets are based on estimates and by their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in these estimates, in future periods, could be significant. These estimates and assumptions are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

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

Stock-Based Compensation
------------------------

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

Revenue Recognition
-------------------

Revenues from the sale of petroleum and natural gas are recorded when title passes from the Company to its petroleum and/or natural gas purchaser and collectability is reasonably assured.

Loss Per Common Share
---------------------

Basic earnings/loss per common share is computed by dividing net earnings/loss by the weighted average number of common shares outstanding for the period. Diluted earnings/loss per common share is computed after giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants, contingent stock, conversion of debentures and preferred stock outstanding. The dilutive effect of potential common shares is not considered in the EPS calculations for these periods if the impact would have been anti-dilutive.


4. PREPAID EXPENSES AND DEPOSITS

Included in Prepaid Expenses and Deposits is an amount of $186,924 (December 31, 2006 - $170,884) representing the Company's share of a refundable Northwest Territories work deposit with Indian & Northern Affairs Canada.


5. OTHER ASSETS

Other assets represent long term deposits required by regulatory authorities for environmental obligations relating to well abandonment and site restoration activities.

                                                           June       December
                                                         30, 2007     31, 2006
                                                         --------     --------

   Alberta Energy and Utility Board Drilling Deposit     $ 26,583     $ 23,808
   Alberta Energy Royalty Deposit                           4,394        4,074
   British Columbia Oil and Gas Commission Deposit         24,103       21,978
                                                         --------     --------

                                                         $ 55,080     $ 49,860
                                                         --------     --------

6. CAPITAL ASSETS
                                                                     Net Book
                                                Accumulated           Value
                                                 Depreciation          June
                                  Cost          and Depletion         30, 2007
                                 ----------------------------------------------
Oil and Gas Properties:

Canada                           $8,338,633        $ 1,476,657      $6,861,976
United States                       589,885           -                589,885
                                 ----------------------------------------------

Sub-total                         8,928,518          1,476,657       7,451,861

Furniture and Fixtures              115,408             31,935          83,473
                                 ----------------------------------------------

Total                            $9,043,926        $ 1,508,592      $7,535,334
                                 ----------------------------------------------

                                                                      Net Book
                                                Accumulated            Value
                                                 Depreciation         December
                                  Cost          and Depletion         31, 2006
                                 ----------------------------------------------

Oil and gas Properties:

Canada                          $2,182,075       $ 1,476,657         $  705,418
United States                      564,835                 -            564,835
                                 ----------------------------------------------

Sub-total                        2,746,910         1,476,657          1,270,253

Furniture and Fixtures              69,564            13,761             55,803
                                 ----------------------------------------------

Total                           $2,816,474       $ 1,490,418         $1,326,056
                                 ----------------------------------------------

During the six months ended June 30, 2007, the Company capitalized $45,169 (December 31, 2006 - $ Nil) of general and administrative personnel costs attributable to acquisition, exploration and development activities.

Unproved Properties
-------------------

Included in oil and gas properties are costs of $7,857,400 (December 31, 2006 - $866,152) related to Canadian unproved properties and $589,885 (December 31, 2006 - $564,835) related to United States unproved properties, valued at cost, that have been excluded from costs subject to depletion.

Ceiling Test
------------

The Company has performed ceiling tests for its Canadian and United States geographical cost centers and has determined that no impairment exists as at June 30, 2007. As at December 31, 2006, it was determined that impairment existed in the Canadian cost center and consequently, a write-down of $1,419,946 was recorded as depletion and depreciation expense.

7. DEBT

Notes Payable

During the second quarter of 2007, the Company received $3,000,000 in advances from a European lender with whom the Company is negotiating a line of credit facility. These advances bear interest at 9 1/2% per annum and are unsecured. As at June 30, 2007, interest of $18,818 has been accrued.

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

8. ASSET RETIREMENT OBLIGATIONS

Changes in the carrying amounts of the asset retirement obligations associated with the Company's oil and natural gas properties are as follows:

--------------------------------------------------------------------------------
Asset Retirement Obligations, December 31, 2005                  $            -
--------------------------------------------------------------------------------
Obligations incurred                                                     86,193
--------------------------------------------------------------------------------
Accretion                                                                 4,718
--------------------------------------------------------------------------------
Asset retirement obligations, December 31, 2006                          90,911
--------------------------------------------------------------------------------
Obligations incurred                                                     11,796
--------------------------------------------------------------------------------
Accretion                                                                 4,036
--------------------------------------------------------------------------------
Asset retirement obligations, June 30, 2007                      $      106,743
--------------------------------------------------------------------------------

At June 30, 2007, the estimated total undiscounted amount required to settle the asset retirement obligations was $ 166,551 - (December 31, 2006 - $97,472). These obligations will be settled at the end of the useful lives of the underlying assets, which currently extends up to 8 years into the future. This amount has been discounted using a credit adjusted risk-free interest rate of 7.5% and a rate of inflation of 2.5%.

9. SHARE CAPITAL

Authorized:
June 30, 2007 and December 31, 2006 - 300,000,000 common shares at $0.001 par value

At the annual general meeting held on July 18, 2006, the shareholders of the Company voted in favor of increasing the authorized common shares to 300,000,000.

The following share capital transactions occurred during the periods:

--------------------------------------------------------------------------------
Issued                                   Number      Par Value     Additional
                                                                    Paid in
                                                                    Capital
-------------------------------------------------- ------------- ---------------
Balance December 31, 2005                 474,028          $474       $ 834,561
-------------------------------------------------- ------------- ---------------
Private Placement, net of costs(a)     16,000,000        16,000         756,655
-------------------------------------------------- ------------- ---------------
Private Placement, net of costs(b)        933,324           933       1,259,067
-------------------------------------------------- ------------- ---------------
Issued for service(c)                   1,000,000         1,000          40,189
-------------------------------------------------- ------------- ---------------
2:1 Stock split(d)                     18,407,352        18,407         (18,407)
-------------------------------------------------- ------------- ---------------
Issued for service, net of costs(e)     7,500,000         7,500         314,474
-------------------------------------------------- ------------- ---------------
2:1 Stock split(f)                     44,314,714        44,315         (44,315)
-------------------------------------------------- ------------- ---------------
Private Placement, net of costs(g)      1,130,000         1,130       1,766,130
-------------------------------------------------- ------------- ---------------
Private Placement, net of costs(h)        187,050           187         235,254
-------------------------------------------------- ------------- ---------------
Balance December 31, 2006              89,946,468        89,946       5,143,608
-------------------------------------------------- ------------- ---------------
Private Placement, net of costs (h)        30,000            30          38,298
-------------------------------------------------- ------------- ---------------
Private Placement, net of costs (i)       440,000           440         499,560
-------------------------------------------------- ------------- ---------------
Private Placement, net of costs (j)       420,000           420         474,580
-------------------------------------------------- ------------- ---------------
Private Placement, net of costs (k)     2,447,900         2,448       2,777,427
-------------------------------------------------- ------------- ---------------
Balance June 30, 2007                  93,284,368       $93,284      $8,933,473
-------------------------------------------------- ------------- ---------------

Shares to be Issued                         2007                   2006
                                            ----                   ----
                                      Number    Value       Number      Value

Opening Balance                      470,000  $  538,328  16,000,000  $ 773,637
Issued during the period            (470,000)   (538,328)(16,000,000)  (773,637)
Private Placement, net of costs (h)        -           -      30,000     38,768
Private Placement, net of costs (i)        -           -     440,000    499,560
                                     --------   --------  ----------   --------

Closing Balance                            -     $     -     470,000   $538,328
                                     --------   --------  ----------   --------

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

         (b) In January, 2006, the Company closed a private placement for 933,324 common shares at a price of $1.50 per share for gross proceeds of $1,400,000. Share issue costs associated with this private placement totaled $140,000.

         (c) In January, 2006, the Company issued 1,000,000 shares to settle debt of $41,189 pursuant to the stock for services compensation plan. A beneficial conversion feature of $808,811 was calculated on the debt for the year ended December 31, 2005 representing the difference between the conversion price and the fair value of the common stock at the commitment date. This amount was recorded as interest expense and an increase in additional paid in capital for the year ended December 31, 2005.

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


         (g) In June 2006 the Company closed a private placement for 1,130,000 units at a price of $1.70 per unit for gross proceeds of $1,921,000. Each unit entitled the subscriber to one common share of the Company and one warrant. Share issue costs associated with this private placement totaled $153,740. Each warrant entitles the warrant holder to exchange one warrant for one common share at a price of $2.70 until June 30, 2008 and for $3.50 until June 30, 2009.

         (h) In December 2006, the Company closed private placements for 54,375 units (217,050 common shares) at a price per unit of $6.40 Cdn. ($1.60 Cdn. per share) for aggregate proceeds of $348,000. Each unit entitles the subscriber to three flow-through common shares and one common share. The flow-through shares entitle the holder to a Canadian Exploration Expense deduction under the Canada Income Tax Act. Of these shares, 30,000 were classified, net of share issue costs of $38,328, as Shares To Be Issued as at December 31, 2006 as the share certificates were not issued until February, 2007.

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

         (j) On February 20, 2007, the Company closed a private placement for 420,000 units at a price of $1.25 per unit for gross proceeds of $525,000. Each unit entitled the subscriber to one common share of the Company and one warrant. Each warrant entitles the warrant holder to exchange one warrant for one common share at a price at a price of $1.50 until February 20, 2009. Share issue costs associated with this private placement totaled $50,000.

         (k) On May 10, 2007, the Company closed a private placement for 2,447,900 units at a price of $1.25 per unit for gross proceeds of $3,059,875. Each unit entitled the subscriber to one common share of the Company and one warrant. Each warrant entitles the warrant holder to exchange one warrant for one common share at a price at a price of $1.50 until May 10, 2009. Share issue costs associated with this private placement totaled $280,000.

At June 30, 2007, the following common shares were reserved for issuance:

                                                                      Weighted
                                          Equivalent      Average      Option
                           Exercise        Shares        Years to      Shares
                            Price ($)    Outstanding      Expiry       Vested

Stock Option Plan          $1.28-$1.75   1,805,000          4.45        Nil
June 2006 Warrants         $2.70-$3.50   1,130,000          4.00          -
February 2007 Warrants        $1.50        860,000          1.64          -
May 2007 Warrants             $1.50      2,447,900          1.86          -

Pursuant to private placements in 2006 and 2007, the Company had 4,437,900 warrants outstanding as of June 30, 2007 (December 31, 2006 - 1,570,000). Each of the 1,130,000 June 2006 warrants entitles the warrant holder to exchange one warrant for one common share at a price of $2.70 until June 30, 2008 and $3.50 from July 1, 2008 to June 30, 2011. Each of the 860,000 February 2007 warrants entitles the warrant holder to exchange one warrant for one common share at a price of $1.50 until February 20, 2009. Each of the 2,447,900 May 2007 warrants entitles the warrant holder to exchange one warrant for one common share at a price of $1.50 until May 10, 2009.

The Company has a stock option plan under which it may grant options to its directors, officers, employees and consultants for up to a maximum of 10% of its issued and outstanding common shares at market price at the date of grant for up to a maximum term of five years. Options are exercisable equally over the first three years of the term of the option. As at June 30, 2007, none of the outstanding options were exercised. On October 23, 2006, the Company granted options for 1,000,000 common shares to five directors of the Company. Also on October 23, 2006 the Company granted options for 280,000 common shares to an officer of the Company, which options were cancelled in December 2006. On December 1, 2006, the Company granted options for 125,000 common shares to a consultant of the Company. During the first half of 2007, the Company granted options for 680,000 common shares to an officer, a consultant of the Company and to three senior advisors of the Company.

A summary of the status of the stock option plan is as follows:

                                                                     Weighted
                                                      Number         Average
                                         Expiry     of Option        Exercise
                                          Date       Shares           Price

Balance December 31, 2006 and 2005                         -                -

Options Granted October 23, 2006       Oct 23/11      1,280,000        $ 1.50
Options Cancelled                                      (280,000)       $ 1.50
Options Granted December 1, 2006        Dec 1/11        125,000        $ 1.28
                                                   ----------------------------
Balance December 31, 2006                             1,125,000        $ 1.48
Options Granted January 3, 2007         Jan 3/12        280,000        $ 1.29
Options Granted February 1, 2007        Feb 1/12        100,000        $ 1.35
Options Granted April 2, 2007           Apr 2/12        300,000        $ 1.75
                                                   ----------------------------

Balance June 30, 2007                                 1,805,000        $ 1.49
                                                   ============================


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

                                                         2007           2006
                                                         ----           ----

Risk free interest rate                                3.98-4.62%      3.98%
Expected holding period                                  3 years       3 years
Share price volatility                                     75%           75%
Estimated annual common share dividend                      -             -

For options granted during the six months ended June 30, 2007, the fair value totaled $786,345 (December 31, 2006 - $ 1,082,000). The amount of share-based compensation expense recorded during the six months ended June 30, 2007 is estimated to be $ 279,083 (December 31, 2006 - $69,169) and which has been credited to Contributed Surplus. The balance of the fair value of the options to be expensed in future periods is $1,520,093 (December 31, 2006 -$1,012,831) over a vesting period of three years.

Contributed Surplus

2006 stock-based compensation expense                              $   69,169
                                                                   ----------
Balance December 31, 2006                                              69,169
2007 stock-based compensation expense                                 279,083
                                                                   ----------

Balance June 30, 2007                                              $  348,252
                                                                   ----------

11.  INCOME TAXES

At June 30, 2007, the Company's deferred tax asset is attributable to its net operating loss carry forward of approximately $1,283,000 (December 31, 2006 - $647,000), which will expire if not utilized in the years 2024, 2025 and 2026. Of this amount, approximately $400,000 (December 31, 2006 - $397,000) is attributable to the Company's Canadian operations. As reflected below, this benefit has been fully offset by a valuation allowance based on management's determination that it is not more likely than not that some or all of this benefit will be realized.

For the periods ended June 30, 2007, December 31, 2006 and for the cumulative period April 7, 2004 (Date of Inception) to June 30, 2007, a reconciliation of income tax benefit at the U.S. federal statutory rate to income tax benefit at the Company's effective tax rates is as follows.

                                            2007         2006      Cumulative
                                         ---------    ---------    ----------
Income tax benefit at statutory rate    $  316,000  $ 1,080,000   $ 1,816,000
Permanent Differences                      (47,000)    (132,000)     (459,000)
State tax benefit, net of
 federal taxes                             (17,000)       1,000        (6,000)
Foreign taxes, net of federal benefit            -       12,000        15,000
Change in valuation allowance             (252,000)    (961,000)   (1,366,000)
                                         ---------    ---------    ----------

Income tax benefit at effective rate    $        -  $         -    $        -
                                         =========    =========    ==========

Deferred tax assets (liabilities) at June 30, 2007 and December 31, 2006 are comprised of the following:

                                                           2007         2006
Deferred tax assets
             Deferred costs                           $   19,000   $  443,000
             Deferred deduction on stock-based
                   Compensation expense                  121,000       24,000
             Net operating loss carryover              1,281,000      647,000
                                                      ----------   ----------

                 Total deferred tax asset              1,421,000    1,114,000

Canadian Deferred Tax liability                           55,000            -
                                                      ----------   ----------


                                                       1,366,000    1,114,000
Less valuation allowance for net deferred tax asset   (1,366,000)  (1,114,000)
                                                     -----------   ----------

Net deferred tax asset                                $        -   $        -
                                                     ===========   ===========


12. LOSS PER SHARE

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows:

                                          Three Months              Six Months
                                          Ended June                Ended June
                            Three Months    30, 2006   Six Months    30, 2006
                             Ended June  (as Restated) Ended June  (as Restated
                              30, 2007     - Note 2)    30, 2007     - Note 2)
                             ----------   ----------   ----------   ----------

Numerator:
Numerator for basic and
 diluted loss per share

   Net Loss                  $  (647,052) $  (578,001) $ (961,094) $   (776,682)
--------------------------------------------------------------------------------

Denominator:
Denominator for basic loss
 per share
Weighted average
 shares outstanding           92,680,982   73,115,017  91,728,572    48,682,635

Denominator for diluted loss
 per share
Weighted average
 shares outstanding           95,891,140   73,115,017  94,884,524    48,682,635

Basic and diluted
================================================================================
 loss per share              $     (0.01) $    ( 0.01)$     (0.01) $      (0.02)

13. FINANCIAL INSTRUMENTS

The Company, as part of its operations, carries a number of financial instruments. It is management's opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments except as otherwise disclosed.

The Company's financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities and notes payable are carried at values that approximate their fair values due to their relatively short maturity periods.


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

During the year ended December 31, 2006, the Company issued 2,000,000 common shares of the Company in consideration for corporate development services rendered to the Company by an individual, whom beneficially owns 9.3% of the Company. The shares were valued at market price of $.05 per share 90,000 and were recorded as General and Administrative Expense and an addition to Additional Paid in Capital.

For the six months ended June 30, 2007, the Company paid $49,610 (2006 - $41,003), including $9,949 owing as at June 30, 2007 (December 31, 2006 - $ nil) to Sicamous Oil & Gas Consultants Ltd., a company owned by the President & Chief Operating Officer of the Company for consulting services rendered to the Company. These amounts were charged to General and Administrative Expense.

For the six months ended June 30, 2007, the Company paid $26,523 (2006 - $26,837), including $4,693 owing as at June 30, 2007 (December 31, 2006 - $ nil) to MHC Corp., a company owned by the Chief Executive Officer of the Company for consulting services rendered to the Company. These amounts were charged to General and Administrative Expense.

For the six months ended June 30, 2007, the Company paid $27,377, (2006 - $ nil), including $9,949 owing as at June 30, 2007 (December 31, 2006 - $ nil) to Harbour Oilfield Consulting Ltd., a company owned by the Vice President - Operations of the Company for consulting services rendered to the Company. These amounts were charged to General and Administrative Expense

For the six months ended June 30, 2007, the Company paid $56,374 (2006 - $ nil), including $8,364 owing as at June 30, 2007 (December 31, 2006 - $ nil) to the Chief Financial Officer of the Company for services rendered to the Company. These amounts were charged to General and Administrative Expense.

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

As at June 30, 2007 and December 31, 2006, no other amounts were owing to any related parties for services rendered.

15. SEGMENTED INFORMATION

The Company's geographical segmented information is as follows:

                Three Months Ended June 30, 2007  Six Months Ended June 30, 2007
                --------------------------------  ------------------------------
                  U. S.    Canada       Total       U. S.    Canada     Total
                  -----    ------       ------      -----    ------     -----
Revenue         $      -         42          42          -        427        427
Net Loss           9,927    581,645     591,572     12,556    893,058    905,614
Capital Assets   589,885  6,945,449   7,535,334    589,885  6,945,449  7,535,334
Total Assets     678,645  8,920,707   9,599,352    678,645  8,920,707  9,599,352
Capital
  Expenditures    25,050  1,732,883   1,757,933     25,050  6,190,539  6,215,589

               Three Months Ended June 30, 2006  Six Months Ended June 30, 2006
                --------------------------------  ------------------------------
                  U. S.    Canada       Total       U. S.    Canada     Total
                  -----    ------       ------      -----    ------     -----
Revenue         $      -          -           -          -          -          -
Net Loss           2,488    575,513     578,001      2,668    774,014    776,682
Capital Assets   132,000  1,086,169   1,218,169    132,000  1,086,169  1,218,169
Total Assets     139,332  3,226,681   3,366,013    139,332  3,226,681  3,366,013
Capital
  Expenditures         -    405,870     405,870          -    908,603    908,603

16. CHANGES IN NON-CASH WORKING CAPITAL


                         Three     Three      Six         Six       Cumulative
                         Months   Months     Months     Months   Since Inception
                         Ended     Ended     Ended      Ended     April 7, 2004
                        June 30,  June 30,   June 30,  June 30,    to June 30,
                          2007     2006       2007       2006         2007
                      ----------------------------------------------------------

Operating Activities:
  Accounts Receivable $  19,030   (31,356)   (23,283)  (102,195)     (56,119)
  Prepaid Expenses        3,501    27,450    (23,268)    26,389      (71,163)
  Accounts Payable       22,835    29,692      7,150     10,139      120,555
Accrued Liabilities      30,696   102,658    (39,787)   111,156       33,317
  Convertible Debt            -         -          -    (41,189)        -
                      ---------   -------    --------  ---------    ---------

      Total           $  31,000   128,354    (79,188)     4,300       26,590
                      ---------   -------    --------  ---------    --------

17. SUBSEQUENT EVENTS

Thunder Acquisition
-------------------

In February, 2007, the Company entered into a letter of intent with certain shareholders of Thunder River Energy, Inc. ("Thunder") whereby the Company had agreed to acquire no less than 57% of the outstanding common shares of Thunder in consideration for options granted to the Thunder shareholders to acquire 6,867,412 common shares of the Company at an issue price of $1.75 per common share. Thunder is an Alberta company with undeveloped oil and gas properties in the Northwest Territories of Canada and New Mexico. On July 11, 2007, the Company entered into a binding letter agreement, superseding the February letter of intent, with Thunder and CIMA Holdings, Inc.("CIMA"), a subsidiary of Thunder, under the terms of which the Company will acquire 100% of Thunder's interest in its EL 413 Exploration License in the Northwest Territories and 100% of CIMA's interest in their New Mexico properties in consideration for $1 million cash and up to $26 million in common shares of the Company based on a per share value of $2.00.

The cash consideration will be paid - $100,000 cash as at the date of the letter of intent, which amount has been paid and $900,000 cash as at the closing date of a definitive agreement. The common shares consideration will be issued - 7 million shares valued at $14 million as at the closing date of the definitive agreement and 6 million shares, valued at $12 million if, as, and when certain performance milestone dates are achieved, including 2 million shares upon completion of a 2007/08 seismic program by June 30, 2008; 1 million shares upon the spudding of a shallow depth well (1,500 meters TD) by March 31, 2009; 1.5 million shares upon the spudding of a medium depth well (2,500 meters TD) before lease expiry in 2009 and 1.5 million shares upon conversion of any part of EL 413 to a Significant Discovery Lease. If, as a result of the Company's exploration and development activities on the acquired properties, reserves in place exceed 100 million barrels, then, for each excess 10 million barrels in place, 100,000 additional shares could be issued, up to a maximum of 5 million additional shares.

Notes Payable
-------------

Subsequent to June 30, 2007, the Company received an additional $200,000 in advances under the Notes Payable referred to in Note 7.

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

Canada

MANYBERRIES - SOUTHEAST ALBERTA

The Company farmed into these lands which comprise nine sections (5,760 acres) of undeveloped petroleum and natural gas rights in southeast Alberta. The Company drilled two wells and recompleted one other well on the Manyberries property, which earned the Company a 66 2/3% interest in the lands. After testing multiple formations in each of the wells, no economic production potential could be attributed. Due to the high cost of development and the associated risk, the Company will release the nine sections back to the Crown after the mineral rights expire in the third quarter of 2007.

PROVINCE/GRANLEA - SOUTHEAST ALBERTA

The Company, jointly with a partner, purchased two sections (1,280 acres gross; 640 net) of petroleum and natural gas rights at a provincial land sale on September 22, 2005.

A 2D seismic program was completed on the property; a well was drilled and completed to the Sawtooth formation; surface facilities were installed and a pipeline tie-in was completed. Production commenced in September, 2006. In October, substantial increase in water rates resulted in the well being shut in. The well bore has been evaluated and will be abandoned due to having no present economic production potential. The surface facilities will be sold and the lands will be further evaluated to determine if there are other prospective drilling targets.

LUCY - NORTHERN BRITISH COLUMBIA

The Company has a 7% working interest in a well in northern British Columbia, located forty miles northeast of Fort Nelson, targeting natural gas. The Lucy test well is located approximately eight miles south of the CDC Mel d-8-I 94-P-04 well which has produced 63 BCF to date.

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

LITTLE CHICAGO - NORTHWEST TERRITORIES

The Company is Operator of the this project under an original Farm-out agreement with the two 50% working interest owners of the 200,000 acre Exploration License 413 ("EL 413") in the Mackenzie River Valley centered along the planned Mackenzie Valley Pipeline. Under the Farm-out agreement, as at June 30, 2007, the Company had spent approximately $6,800,000 to acquire 2D seismic data on the farm-out Lands, thus earning a 12.5% working interest in the property. Kodiak has also processed 50 km of existing seismic data in the fourth quarter of 2006. Seismic and Gravity Survey data is now being processed and interpreted. Current plans include an additional winter seismic program which will further define the project area and will be used to identify potential drilling targets.

During the first quarter of 2007, Kodiak signed a letter of intent to acquire a majority interest in Thunder River Energy, Inc. ("Thunder"), one of the two 50% farmors in the project. That letter of intent has been superseded by a new one subsequent to June 30, 2007 whereby Kodiak will purchase Thunder's 43.75% interest thereby giving the Company a 56.25% interest in El 413.

FORT MCMURRAY - NORTHERN ALBERTA

Kodiak, jointly with two partners, acquired two blocks of Petroleum & Natural and Gas ("PN&G") licenses over sixty-four sections of land near Fort McMurray in northeastern Alberta.

The licenses are for all P&NG Rights from the base of the Woodbend formation to fifteen meters into the top of the Precambriam section subject to a 2.5% gross overriding royalty reserved for the Seller in the subject lands. Kodiak's initial working interest shall be 50%. One other partner will have the remaining 50% working interest.

Western Crown Corporation will have a 10% carried working interest in the subject lands and in the first two wells drilled. Western Crown shall have the option to convert its carried working interest into a 1/6 interest received proportionately from each of Kodiak and EnerPro Energy Corp. until and including August 20, 2007 where Western Crown makes full and complete payment of its share of all Joint Venture costs up to the time of election including interest at Purchaser's average bank prime rate plus three (3.0 %) percent.

A Joint Operating Agreement shall be drafted and agreed between the parties allowing Kodiak to be operator of one license and EnerPro operator of the other license. Kodiak shall have first right of operatorship for whichever license it chooses.

Kodiak and its partner are planning a seismic program for 2007. Along with the current seismic program a review of seismic shot in 2003 will take place. An initial review of existing seismic data showed several potential drilling targets. Following the seismic program, the Company will plan a 2007/08 drilling program to further evaluate the property.

United States

NEW MEXICO

Under the terms of a new letter of intent the Company has entered into with Thunder and CIMA Holdings Inc., a subsidiary of Thunder, subsequent to June 30, 2007, the Company will acquire 100% of 55,000 acres in lands located in northeast New Mexico. The licenses are for all petroleum and natural gas rights from the surface to basement subject to a 5% gross overriding royalty reserved for the Vendor.

Natural gas and commercial volumes of CO2, has been found in existing wells in the area. There is potential for oil and helium resources at shallow depth. Kodiak plans to conduct an initial seismic and gravity survey program in 2007. Once completed, the results will be processed and interpreted and used to define the subsequent drilling program.

The Company plans to re-enter the existing Roxana well at Sofia and drill additional test wells to evaluate the Sofia and Spear Draw properties. We anticipate drilling in early 2008. The existing infrastructure offers the possibility of dynamic short term growth and significant near term cash flow

MONTANA

Under a joint venture agreement, Kodiak paid 100% of the capital costs of the seismic and a 3 or 4 well drilling program to a maximum of US $600,000 and thereby earned a 50% working interest in the wells and well spacing, as well as the right to participate on a 50% working interest basis going forward. Our partner will remain as the operator of the project.

Our partner has approximately 80,000 contiguous undeveloped acres of petroleum and natural gas rights in the area, as well as some excess capacity in facilities and pipelines.

Two wells were drilled in the third quarter of 2006; one is cased for subsequent evaluation of the multiple zones found and one was abandoned. A third well is licensed and will be drilled depending upon the results of testing on the first well. Subsequent to the drilling, any successful wells will be tied into existing facilities in 2007/08.

Financial Condition and Changes in Financial Condition

The Company had no operating revenues for the six month periods ended June 30, 2007 or 2006, except for $427 in 2007 resulting from a 4th Quarter 2006 operating revenue under-accrual.

Net Loss for the six months ended June 30, 2007 totaled $961,094 (2006 - $776,682). The loss comprises expenses relating to personnel consulting, office, general and administration, investor relations, public company expenses, audit legal and accounting fees, interest and deferred income tax expense.

Liquidity and Capital Resources:

From inception to June 30, 2007, the Company has financed its operations primarily from the sale of securities and loans from shareholders. During the second quarter and to date in the third quarter of 2007, the Company has obtained $3,200,000 in financing from a lender in the form of 9 1/2% Notes Payable. These notes will be repayable at the time the Company finalizes formal line-of-credit arrangements with the lender.

As of June 30, 2007, our assets totaled $9,599,352, at cost (December 31, 2006 - $2,707,075) which consisted of cash and other current assets of $2,008,938 (2006
- $1,331,159); oil and gas properties and equipment of $7,451,861 (2006 - $1,326,056) and other assets of $55,080 (2006 - $49,860). Our total current liabilities were $5,172,797 (December 31, 2006 - $859,103) and consisted of accounts payable and accrued liabilities aggregating $2,172,797 relating to capital activities during the six months ended June 30, 2007 and notes payable of $3,000,000. We had asset retirement obligations of $106,743 (December 31, 2006 - $90,911), deferred income taxes of $55,480 (December 31, 2006 - $Nil) and shareholders' equity of $4,264,332 (December 31, 2006 - $1,757,061).

During the six months ended June 30, 2007, the company raised $3,793,203, net of issue costs, in private placement financing proceeds. These financings together with the proceeds of the $3,200,000 Notes Payable have enabled the Company to finance its on-going capital expenditures and general and administrative expenses. Additional financing will be required to enable the Company to carry out the balance of its planned activities for 2007.

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

Remediation of Material Weakness in Internal Control

During December, 2006 and the first half of 2007, the company has hired a new Controller and CFO and additional qualified personnel. The new staff have implemented adequate procedures and documentation necessary to ensure the records fairly reflect the transactions of the Company.

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

On May 10, 2007, pursuant to subscription agreements, the Company closed private placement financings with investors for 2,447,900 units at a price of $1.25 per unit for gross proceeds of $3,059,875. Each unit entitled the subscriber to one common share of the Company and one warrant. Each warrant entitles the warrant holder to exchange one warrant for one common share at a price at a price of $1.50 until May 10, 2009.


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

On April 17, 2007 we filed an 8K under item 8.01 Other Events

On May 11, 2007 we filed an 8K under item 1.01 Entry into a Material Definitive Agreement; Item 3.02 Unregistered Sales of Equity Securities and Item 9.01 Financial Statements and Exhibits.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              KODIAK ENERGY, INC.
                                               (Registrant)


Dated: August 14, 2007                           By: /s/  Mark Hlady
                                                 -------------------
                                                 Mark Hlady
                                                CEO, and Chairman

--------------------------------------------------------------------------------