Form 10QSB
period 2007-09-30
KODIAK ENERGY, INC.
filed 2007-11-14
CIK 1109553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to_____________

Commission File number 0 - 24012

KODIAK ENERGY INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0967706
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

734 7th Avenue S.W. Calgary, AB T2P 3P8
(Address of principal executive offices - Zip code)

(403) 262-8044
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

Yes  X      No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 106,692,498 Common Shares

Transitional Small Business Disclosure Format (Check one):  Yes           No  X

KODIAK ENERGY INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KODIAK ENERGY, INC.
Consolidated Balance Sheets
(Development Stage Company Going Concern Uncertainty – Note 1)

	September 30	December 31
	2007	2006
	(Unaudited)	(Audited)

Assets

Current Assets:
Cash and Short Term Deposits	$7,413,387	$448,346
Accounts Receivable	1,310,049	685,975
Prepaid Expenses and Deposits (Note 3)	73,993	196,838
	8,797,429	1,331,159
Other Assets (Note 4)	116,820	49,860

Capital Assets (Note 5):
Unproved Oil & Gas Properties Excluded From Amortization – Based On Full Cost Accounting	22,496,312	1,270,253
Furniture and Fixtures	79,024	55,803
	22,575,336	1,326,056

	$31,489,585	$2,707,075

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts Payable	1,363,251	585,253
Accrued Liabilities	409,500	273,850
Notes Payable (Note 6)	732,500	-
	2,505,251	859,103

Asset Retirement Obligations (Note 7)	108,811	90,911

Deferred Income Taxes (Note 10)	52,012	-

	2,666,074	950,014
Shareholders' Equity
Share Capital (Note 8):
Authorized:
300,000,000 (2006 - 100,000,000) Common Shares Par Value .001 Each Issued & Outstanding 104,907,498 (2006 – 89,946,468)Common Shares	104,907	89,946
Shares Issuable (Note 8)	-	538,328
Additional Paid in Capital	34,833,596	5,212,777
Other Comprehensive Loss	(212,165)	(20,214)
Deficit Accumulated During The Development Stage	(5,902,827)	(4,063,776)
	28,823,511	1,757,061
	$31,489,585	$2,707,075

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Unaudited Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2007
(Development Stage Company Going Concern Uncertainty – Note 1)

	Number of Common Shares	Amount	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Loss	Shares Issuable	Total Shareholder’s Equity

Balance at Dec. 31, 2006		$89,946	$5,212,777	$(4,063,776)	$(20,214)	$538,328
							(1,757,061)
Net loss	-	-	-	(1,839,051)	-		(1,839,051)
Foreign currency translation	-	-	-	-	(191,951)		(191,951)
Total comprehensive loss				(1,839,051)	(191,951)		(2,031,002)

Issuance of common stock	14,961,030	14,961	29,151,497	-	-	(538,328)	28,628,130
Stock-based compensation	-	-	469,322	-	-		469,322
Balance at Sept. 30, 2007	104,907,498	$104,907	$34,833,596	$(5,902,827)	$(212,165)	-	$28,823,511

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Unaudited Consolidated Statements of Operations
(Development Stage Company Going Concern Uncertainty – Note 1)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Cumulative Since Inception Apr. 7, 2004 to September 30, 2007

REVENUES, net of royalties	$(202)	$10,331	$225	$10,331	$27,359

EXPENSES
Operating	549	5,010	12,149	5,010	25,721
General and Administrative	603,697	266,867	1,178,603	700,910	2,510,779
Stock-based Investor Relations Expense	-	-	-	337,500	337,500
Stock-based Compensation	190,239	-	469,322	-	538,491
Depletion, Depreciation and Accretion	12,900	446,337	35,043	451,485	1,543,299
Interest Expense	75,238	-	94,056	-	902,867
	882,623	718,224	1,789,173	1,494,905	5,858,657
Loss Before Other Expenses	(882,825)	(707,893)	(1,788,948)	(1,484,574)	(5,831,298)
Other Expenses (Income)
Loss from valuation adjustment	-	-	-	-	25,000
Interest Income	(1,400)	-	(1,909)	-	(5,483)
	(1,400)	-	(1,909)	-	19,517
Loss before income taxes	(881,425)	(707,893)	(1,787,039)	(1,474,574)	(5,850,815)

Provision for Deferred Income Taxes	(3,468)	-	52,012	-	52,012

NET LOSS	$(877,957)	$(707,893)	$(1,839,051)	$(1,474,574)	$(5,902,827)

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Unaudited Consolidated Statements of Cash Flows
(Development Stage Company Going Concern Uncertainty – Note 1)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Cumulative Since Inception April 7, 2004 to September 30, 2007
OPERATING ACTIVITIES
NET LOSS	$(877,957)	$(707,893)	$(1,839,051)	$(1,484,574)	$(5,902,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, Depreciation and Accretion	12,900	446,337	35,043	451,485	1,543,299
Interest Expense	(18,818)	-	-	-	808,811
Stock-Based Investor Relations Expense	-	-	-	337,500	337,500
Stock-Based Compensation	190,239	-	469,322	-	538,491
Provision for Deferred Income Taxes	(3,468)	-	52,012	-	52,012
Contributions to Capital	-	-	-	-	900
Changes in Non-Cash Working Capital (Note 16)	(15,335)	(293,614)	(94,523)	(289,314)	36,255
Net Cash Used In Operating Activities	(712,439)	(555,170)	(1,377,197)	(984,903)	(2,585,559)
Investment Activities:
Additions To Capital Assets	(2,176,090)	(1,011,208)	(7,071,453)	(1,852,370)	(9,922,900)
Additions To Other Assets	(61,740)	(305)	(66,960)	(405)	(116,820)
Net Cash Used In Investment Activities	(2,237,830)	(1,011,513)	(7,138,413)	(1,852,775)	(10,039,720)

Financing Activities Shares Issued and Issuable	8,926,576	90,000	12,372,602	3,133,941	16,950,832
Proceeds of Notes Payable	300,000	-	3,300,000	-	3,300,000
Net Cash Provided By Financing Activities	9,226,576	90,000	15,672,602	3,133,941	20,250,832

Foreign Currency Translation	126,358	(3,825)	(191,951)	(733)	(212,165)
Net Cash Increase (Decrease)	6,149,949	(1,480,507)	6,965,041	291,530	7,413,387
Cash beginning of period	1,263,438	1,962,688	448,346	190,651	-

Cash end of period	$7,413,387	$482,181	$7,413,387	$482,181	$7,413,387

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2007 and 2006
Stated in US dollars

1.   ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements include the accounts of Kodiak Energy Inc. and subsidiaries (collectively “Kodiak”, the “Company”, “we”, “us” or “our”) as at September 30, 2007  and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006 and for the cumulative period from April 7, 2004 (inception)until September 30, 2007, and are presented in accordance with generally accepted accounting principles in the United States of America (“U. S. GAAP”).

The Company was incorporated under the laws of the state of Delaware on December 15, 1999 under the name “Island Critical Care, Corp.” with authorized common stock of 50,000,000 shares with a par value of $0.001. On December 30, 2004 the name was changed to “Kodiak Energy, Inc.” and the authorized common stock was increased to 100,000,000 shares with the same par value. On January 17, 2005 the Company affected a reverse split of 100 outstanding shares for one share. These consolidated financial statements have been prepared showing post split shares from inception. The Company was engaged in the development of the manufacture and distribution of medical instrumentation and it became inactive after the bankruptcy outlined below.

The Company is in the development stage and its efforts have been principally devoted to the raising of capital, organizational infrastructure development and the acquisition of oil and gas properties for the purpose of future extraction of resources.

Bankruptcy

On February 5, 2003 the Company filed a petition for bankruptcy in the District of Prince Edward Island, Division No. 01-Prince Edward Island Court No. 1713, Estate No. 51-104460, titled “Island Critical Care Corp.”. The Company emerged from bankruptcy pursuant to a Bankruptcy Court Order entered on April 7, 2004 with no remaining assets or liabilities and adopted Fresh Start Accounting.

The terms of the bankruptcy settlement included the authorization for the issuance of 150,000 post split restricted common shares in exchange for $25,000, which was paid into the bankruptcy court by the recipient of the shares.

The Company emerged from bankruptcy as a development stage company.

Going Concern Uncertainty

These consolidated financial statements have been prepared assuming the Company will continue as a going concern, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company has not generated positive cash flow since inception and has incurred operating losses and will need additional working capital for its future planned activities. The recent financing described in Note 8 will provide sufficient working capital to fund the Company’s operations until mid 2008 when additional financing will be required unless sufficient cash flow is being obtained from the Company’s properties that comprise its near term capital programs. The success of these programs is yet to be determined. These conditions raise doubt about the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to finance ongoing operations. The Company’s strategy to address this uncertainty, includes additional equity and debt financing; however, there are no assurances that any such financings can be obtained on favorable terms, if at all. These financial statements do not reflect the adjustments or reclassification of assets and liabilities that would be necessary if the Company were unable to continue its operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Kodiak Petroleum ULC, Kodiak Petroleum (Montana), Inc., and Kodiak Petroleum (Utah), Inc. All intercompany accounts and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U. S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for valuation of deferred tax assets. Accounts receivable are stated after evaluation as to their collectability and an appropriate allowance for doubtful accounts is provided where considered necessary. The provision for asset retirement obligation, depletion, as well as management’s impairment assessment on its oil and gas properties and other long lived assets are based on estimates and by their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in these estimates, in future periods, could be significant. These estimates and assumptions are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

Joint Venture Operations

In instances where the Company’s oil and gas activities are conducted jointly with others, the Company’s accounts reflect only its proportionate interest in such activities.

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

An impairment loss is recognized in net earnings if the carrying amount of a cost center exceeds the “cost center ceiling”. The carrying amount of the cost center includes the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes and the cost center ceiling is the present value of the estimated future net cash flows from proved oil and natural gas reserves discounted at ten percent (net of related tax effects) plus the lower of cost or fair value of unproved properties included in the costs being amortized (and/or the costs of unproved properties that have been subject to a separate impairment test and contain no probable reserves).

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

Stock-Based Compensation

The Company records compensation expense in the Consolidated Financial Statements for share based payments using the fair value method pursuant to Financial Accounting Standards Board Statement (“FASB”) No. 123R. The fair value of share-based compensation to employees will be determined using an option pricing model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees are measured based on the fair value of the goods or services received. Stock-based compensation expense is included in general and administrative expense with a corresponding increase to Contributed Surplus. Upon the exercise of the stock options, consideration paid together with the previously recognized contributed surplus is recorded as an increase in share capital.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the Canadian dollar. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, while income, expenses and cash flows are translated at the average exchange rates for the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are included in other income/expenses.

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

3. PREPAID EXPENSES AND DEPOSITS

An amount of $186,924 (December 31, 2006 - $170,884) representing the Company’s share of a refundable Northwest Territories work deposit with Indian & Northern Affairs Canada was approved for refund in September, 2007 and reclassified from Prepaid Expenses and Deposits to Accounts Receivable. The refund was received by the Company in October, 2007.

4. OTHER ASSETS

Other assets represent long term deposits required by governmental regulatory authorities for environmental obligations relating to well abandonment and site restoration activities.

	September 30,	December 31,
	2007	2006

Alberta Energy and Utility Board Drilling Deposit	$86,300	$23,808
Alberta Energy Royalty Deposit	4,706	4,074
British Columbia Oil and Gas Commission Deposit	25,814	21,978

	$116,820	$49,860

5. CAPITAL ASSETS

		Accumulated Depreciation	Net Book Value September 30,
	Cost	and Depletion	2007
Oil and Gas Properties:

Canada	$17,330,711	$1,476,657	$15,854,054
United States	6,642,258	-	6,642,258

Sub-total	23,972,969	1,476,657	22,496,312

Furniture and Fixtures	121,744	42,720	79,024

Total	$24,094,713	$1,519,377	$22,575,336

		Accumulated Depreciation	Net Book Value December 31,
	Cost	And Depletion	2006
Oil and gas Properties:

Canada	$2,182,075	$1,476,657	$705,418
United States	564,835	-	564,835

Sub-total	2,746,910	1,476,657	1,270,253

Furniture and Fixtures	69,564	13,761	55,803

Total	$2,816,474	$1,490,418	$1,326,056

During the nine months ended September 30, 2007, the Company capitalized $84,602 (December 31, 2006 - $ Nil) of general and administrative personnel costs attributable to acquisition, exploration and development activities.

Unproved Properties

Included in oil and gas properties are costs of $15,854,054 (December 31, 2006 - $866,152) related to Canadian unproved properties and $6,642,258 (December 31, 2006 - $564,835) related to United States unproved properties, valued at cost, that have been excluded from costs subject to depletion.

Ceiling Test

The Company has performed ceiling tests for its Canadian and United States geographical cost centers and has determined that no impairment exists as at September 30, 2007. As at December 31, 2006, it was determined that impairment existed in the Canadian cost center and consequently, a write-down of $1,419,946 was recorded as depletion and depreciation expense.

Property Acquisition

On September 28, 2007 the Company purchased from Thunder Energy, Inc. (“Thunder”)and CIMA Holdings, Inc.(“CIMA”), a subsidiary of Thunder, under the terms of a Purchase and Sale Agreement, 100% of Thunder’s interest in its EL 413 Exploration License in the Northwest Territories and 100% of CIMA’s interest in their New Mexico properties in consideration for $1 million cash and 7,000,000 common shares of the Company valued at $14,000,000 ($2.00 per common share) and a commitment to issue in the future an additional 6,000,000 common shares of the Company upon the achievement of certain milestones in connection with the acquired properties.

Of the cash consideration, $100,000 was paid as a deposit on July 11, 2007, and the balance of $900,000 was paid at closing on September 28, 2007. Of the common shares consideration, 7 million shares were issued to Thunder at closing on September 28, 2007. An additional 6 million shares will be issued to Thunder if, as, and when certain performance milestones are achieved, including 2 million shares upon completion of a 2007/08 seismic program by June 30, 2008; 1 million shares upon the spudding of a shallow depth well (1,500 meters TD) by March 31, 2009; 1.5 million shares upon the spudding of a medium depth well (2,500 meters TD) before lease expiry in 2009 and 1.5 million shares upon conversion of any part of EL 413 to a Significant Discovery Lease. If, as a result of the Company’s exploration and development activities on the acquired properties, reserves in place exceed 100 million barrels, then, for each excess 10 million barrels in place, 100,000 additional shares could be issued, up to a maximum of 5 million additional shares.

6. DEBT

Notes Payable

During the second and third quarters of 2007, the Company received $3,300,000 in advances from a European lender which bear interest at 9½% per annum and are unsecured. As at September 30, 2007, interest of $94,055 has been accrued. On September 28, 2007, the lender was repaid $2,567,500 in 1,027,000 common shares issued as part of the financing described in Note 8. On October 1, 2007, the balance was repaid in full in cash with accrued interest.

	2007	2006

Advances during the nine months ended September 30	$3,300,000	$	Nil
Amount repaid September 28	2,567,500		Nil

Balance September 30	$732,500	$	Nil

7. ASSET RETIREMENT OBLIGATIONS

Changes in the carrying amounts of the asset retirement obligations associated with the Company’s oil and natural gas properties are as follows:

Asset Retirement Obligations, December 31, 2005	$-
Obligations incurred	86,193
Accretion	4,718
Asset retirement obligations, December 31, 2006	90,911
Obligations incurred	11,796
Accretion	6,104
Asset retirement obligations, September 30, 2007	$108,811

At September 30, 2007, the estimated total undiscounted amount required to settle the asset retirement obligations was $ 175,346 (December 31, 2006 - $97,472). These obligations will be settled at the end of the useful lives of the underlying assets, which currently extends up to 8 years into the future. This amount has been discounted using a credit adjusted risk-free interest rate of 7.5% and a rate of inflation of 2.5%.

8. SHARE CAPITAL

Authorized:
September 30, 2007 and December 31, 2006 – 300,000,000 common shares at $0.001 par value

At the annual general meeting held on July 18, 2006, the shareholders of the Company voted in favor of increasing the authorized common shares to 300,000,000.

The following share capital transactions occurred during the periods:

Issued	Number	Par Value	Additional Paid in Capital
Balance December 31, 2005	474,028	$474	$834,561
Private Placement, net of costs(a)	16,000,000	16,000	756,655
Private Placement, net of costs(b)	933,324	933	1,259,067
Issued for service(c)	1,000,000	1,000	40,189
2:1 Stock split(d)	18,407,362	18,407	(18,407)
Issued for service, net of costs(e)	7,500,000	7,500	314,474
2:1 Stock split(f)	44,314,714	44,315	(44,315)
Private Placement, net of costs(g)	1,130,000	1,130	1,766,130
Private Placement, net of costs(h)	187,500	187	235,254
Stock-based compensation (note 9)	-	-	69,169
Balance December 31, 2006	89,946,928	89,946	5,212,777
Private Placement, net of costs (h)	30,000	30	38,298
Private Placement, net of costs (i)	440,000	440	499,560
Private Placement, net of costs (j)	420,000	420	474,580
Private Placement, net of costs (k)	2,447,900	2,448	2,777,427
Private Placement, net of costs (l)	2,756,000	2,756	6,218,489
Private Placement, net of costs (l)	1,866,670	1,867	5,150,143
Private Placement (m)	7,000,000	7,000	13,993,000
Stock-based compensation (note 9)	-	-	469,322
Balance September 30, 2007	104,907,498	$104,907	$34,833,596

Shares to be Issued
	2007		2006
	Number	Value	Number	Value

Opening Balance	470,000	$538,328	16,000,000	$773,637
Issued during the period	(470,000)	(538,328)	(16,000,000)	(773,637)
Private Placement, net of costs (h)	-	-	30,000	38,768
Private Placement, net of costs (i)	-	-	440,000	499,560

Closing Balance	-	$-	470,000	$538,328

(a)
On January 13, 2006, 16,000,000 shares of common stock were issued pursuant to two private placements that closed December 22, 2005 (13,650,000 shares for gross proceeds of $300,000) and December 30, 2005 (910,000 shares, for gross proceeds of $500,000) respectively, recorded as “Shares Issuable” at December 31, 2005 in the amount of $773,637 (net of share issue costs of $26,363) as the share certificates were not issued until January 13, 2006.

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

(d)
On February 20, 2006 the Company’s stock split forward by paying a stock dividend to our existing shareholders. All shareholders of record on February 14, 2006 received 1 dividend share for every share they owned amounting to 18,407,362 shares of common stock issued.

(e)
During 2006, the Company issued 7,500,000 common shares, pursuant to an S8 registration, for services provided to the Company that have been recorded under the provisions of SFAS No. 123R relating to transactions with non-employees where the fair value of the investor relations services rendered has been recorded as General & Administrative Expense and an increase in Additional Paid In Capital (less share issue costs of $15,526. The recorded value of the transaction was $337,500 and was based on the value of the invoices rendered for the services provided and an allowance for the lack of liquidity in the market for the Company’s common shares. These transactions were in the normal course of business and agreed to by the non-employees and the Company based on negotiation and accordingly had been measured at the exchange amounts.

(f)
On May 1, 2006 the Company’s stock split forward by paying a stock dividend to our existing shareholders. All shareholders of record on April 28, 2006 received 1 dividend share for every share they owned amounting to 44,314,714 shares of common stock issued.

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

(l)
On September 28, 2007, the Company closed a brokered private placement offering for an aggregate of 4,622,670 common shares for aggregate gross proceeds of $12,490,010. Of the total number of shares, 2,756,000 were sold at a purchase price of $2.50 per share for gross proceeds of $6,890,000 and 1,866,670 were sold at a purchase price of $3.00 for gross proceeds of $5,600,010. The shares sold at $3.00 were sold on the basis that the Company would provide the purchaser a Canadian tax flow through advantage. Share issue costs associated with this offering totaled $1,116,756. In connection with the offering, the broker was granted warrants to purchase, until March 28, 2009, (i) 220,480 common shares of the Company at a price of $2.50 per share and (ii) 149,334 common shares of the Company at a price of $3.00 per share. The broker was also was also granted a right of first refusal for future securities offerings in Canada and investment banking and advisory rights for a period of 18 months. The Company will seek a listing on the Toronto Venture Stock Exchange for its common shares. If the Company does not have such listing in place by December 28, 2007, then it will pay in cash to the September 28, 2007 private placement investors a penalty amount of 2% per month until such listing is achieved. The penalty provision is not limited as to time or amount.

(m)
On September 28, 2007, the Company issued 7,000,000 common shares valued at $14,000,000 ($2.00 per share) as partial consideration for the acquisition of certain undeveloped oil and gas properties in Canada and the United States. The Company also committed to issue up to an additional 11,000,000 common shares of the Company upon the achievement of certain milestones in connection with the acquired properties as set out in Note 5.

At September 30, 2007, the following common shares were reserved for issuance:

	Exercise	Equivalent Shares	Weighted Average Years to	Option Shares
	Price ($)	Outstanding	Expiry	Vested

Stock Option Plan	$1.28-$2.74	2,035,000	4.26	Nil
June 2006 Warrants	$2.70-$3.50	1,130,000	3.75	-
February 2007 Warrants	$1.50	860,000	1.39	-
May 2007 Warrants	$1.50	2,447,900	1.51	-
September 2007 Warrants	$2.50	220,480	1.49	-
September 2007 Warrants	$3.00	149,334	1.49	-
Thunder Acquisition (Notes 5 and 8)		11,000,000
Total Shares Reserved		17,842,714

Pursuant to private placements in 2006 and 2007, the Company had 4,807,714 warrants outstanding as at September 30, 2007 (December 31, 2006 – 1,570,000). Each of the 1,130,000 June 2006 warrants entitles the warrant holder to exchange one warrant for one common share at a price of $2.70 until June 30, 2008 and $3.50 from July 1, 2008 to June 30, 2011. Each of the 860,000 February 2007 warrants entitles the warrant holder to exchange one warrant for one common share at a price of $1.50 until February 20, 2009. Each of the 2,447,900 May 2007 warrants entitles the warrant holder to exchange one warrant for one common share at a price of $1.50 until May 10, 2009. Of the September, 2007 warrants, 220,480 entitle the holder to exchange one warrant for one common share at a price of $2.50 until March 28, 2009 and 149,334 entitle the holder to exchange one warrant for one common share at a price of $3.00 until March 29, 2009.

The Company has a stock option plan under which it may grant options to its directors, officers, employees and consultants for up to a maximum of 10% of its issued and outstanding common shares at market price at the date of grant for up to a maximum term of five years. Options are exercisable equally over the first three years of the term of the option. As at September 30, 2007, none of the outstanding options were exercised. On October 23, 2006, the Company granted options for 1,000,000 common shares to five directors of the Company. Also on October 23, 2006 the Company granted options for 280,000 common shares to an officer of the Company, which options were cancelled in December 2006. On December 1, 2006, the Company granted options for 125,000 common shares to a consultant of the Company. During the first nine months of 2007, the Company granted options for 910,000 common shares to an officer, four consultants of the Company and to three senior advisors of the Company.

A summary of the status of the stock option plan is as follows:
	Expiry	Number of Option	Weighted Average Exercise
	Date	Shares	Price

Balance December 31, 2005		-	-

Options Granted October 23, 2006	Oct 23/11	1,280,000	$1.50
Options Cancelled		(280,000)	$1.50
Options Granted December 1, 2006	Dec 1/11	125,000	$1.28
Balance December 31, 2006		1,125,000	$1.48

Options Granted January 3, 2007	Jan 3/12	280,000	$1.29
Options Granted February 1, 2007	Feb 1/12	100,000	$1.35
Options Granted April 2, 2007	Apr 2/12	300,000	$1.75
Options Granted August 1, 2007	Aug 1/12	230,000	$2.74
Balance September 30, 2007		2,035,000	$1.63

9. STOCK-BASED COMPENSATION

Stock Options

In accordance with Financial Accounting Standards Board Statement (“FASB”) No. 123R, the Company uses the Black-Scholes option pricing method to determine the fair value of each option granted and the amount is recognized as additional expense in the statement of earnings over the vesting period of the option. The fair value of each option granted has been estimated using the following average assumptions:
	2007	2006

Risk free interest rate	3.94-4.57%	3.74-4.11%
Expected holding period	3 years	3 years
Share price volatility	75%	75%
Estimated annual common share dividend	-	-

The fair value of options granted during the nine months ended September 30, 2007 totaled $1,056,510 (September 30, 2006 - $ Nil). The amount of share-based compensation expense recorded during the nine months ended September 30, 2007 is $ 469,322 (September 30, 2006 – $ Nil) and has been credited to additional paid in capital. The balance of the fair value of the options to be expensed in future periods is $1,725,676 (December 31, 2006 - $1,012,831) over a vesting period of three years.

10. INCOME TAXES

At September 30, 2007, the Company's deferred tax asset is attributable to its net operating loss carry forward of approximately $3,462,000 (December 31, 2006 - $647,000), which will expire if not utilized in the years 2024, 2025 and 2026. Of this amount, approximately $400,000 (December 31, 2006 - $397,000) is attributable to the Company's Canadian operations. As reflected below, this benefit has been fully offset by a valuation allowance based on management's determination that it is not more likely than not that some or all of this benefit will be realized.

For the periods ended September 30, 2007, December 31, 2006 and for the cumulative period April 7, 2004 (Date of Inception) to September 30, 2007, a reconciliation of income tax benefit at the U.S. federal statutory rate to income tax benefit at the Company's effective tax rates is as follows.

	2007	2006	Cumulative
Income tax benefit at statutory rate	$638,000	$1,080,000	$2,137,000
Permanent Differences	2,000	(132,000)	(410,000)
State tax benefit, net of federal taxes	28,000	1,000	40,000
Foreign taxes, net of federal benefit	(64,000)	12,000	(49,000)
Change in valuation allowance	(604,000)	(961,000	(1,718,000)

Income tax benefit at effective rate	$-	$-	$-

Deferred tax assets (liabilities) at September 30, 2007 and December 31, 2006 are comprised of the following:

	2007	2006
Deferred tax assets
Deferred costs	$-	$443,000
Deferred deduction on stock-based Compensation expense	183,000	24,000
Net operating loss carryover	3,460,000	647,000

Total deferred tax asset	3,643,000	1,114,000

Deferred Tax liabilities
U.S.	1,873,000	-
Canadian	52,000	-

Total deferred tax liabilities	1,925,000	-

Net deferred tax asset before valuation allowance	1,718,000	1,114,000
Less valuation allowance	(1,718,000)	(1,114,000)

Net deferred tax asset	$-	$-

11. LOSS PER SHARE

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2007	2006	2007	2006

Numerator:
Numerator for basic and diluted loss per share

Net Loss	$(877,957)	$(707,893)	$(1,839,051)	$(1,484,574)
Denominator:
Denominator for basic loss per share

Weighted average shares outstanding	93,663,368	89,759,428	92,380,591	63,327,073

In the money stock options	922,311	-	776,162	-
In the money warrants	1,763,788	-	968,930	-
Contingent Thunder shares	146,739	-	49,451	-

Denominator for diluted loss per share

Weighted average shares outstanding	96,496,206	89,759,428	94,195,133	63,327,073

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Of the contingent shares related to the Thunder transaction, only 4.5 million shares of the 11 million total contingent shares are assumed to be issued for purposes of the diluted loss per share calculation. The 7.5 million shares relating to the significant discovery and production milestones as set out in Note 5 have been excluded because their inclusion would be anti-dilutive.

12. CONTINGENCIES AND COMMITMENTS

Private Placement Commitments

On September 28, 2007, the Company closed a brokered private placement offering for an aggregate of 4,622,670 common shares for aggregate gross proceeds of $12,485,387 as more fully set out in Note 8. Under the terms of the agency agreement with the broker, the Company committed to seek a listing on the Toronto Venture Stock Exchange (TSXV) for its common shares. If the Company does not have such listing in place by December 28, 2007, then it will pay in cash to the September 28, 2007 private placement investors a penalty amount of 2% per month ($249,708) until such listing is achieved. The penalty provision is not limited as to time or amount. There is no assurance that the listing of the common stock on the TSXV will be obtained prior to the December 28, 2007 date or ever. The Company intends to pursue the listing vigorously.

Of the 4,622,670 total shares sold in the private placement, 1,866,670 were sold at a purchase price of $3.00 for gross proceeds of $5,598,143 and on the basis that the Company would provide the purchaser a Canadian tax flow through deduction. In order to provide such flow through share tax deduction benefits to the investors, the Company has committed to expend the proceeds on eligible capital expenditures in Canada prior to December 31, 2008 and renounce such expenditures to the flow through share investors. Failure to incur the eligible expenditures or failure to renounce such expenditures to the investors could result in a liability of the Company for any Canadian tax consequences to the investors.

Thunder Acquisition Commitments

On September 28, 2007 the Company purchased from Thunder certain properties in Canada and the United States in consideration for cash and common shares of the Company as set out more fully in Note 5. As part of the transaction, the Company has committed to issue in the future up to 11 million additional common shares of the Company upon the achievement of certain milestones in connection with the acquired properties, including 6 million shares to be issued as follows: 2 million shares upon completion of a 2007/08 seismic program by June 30, 2008; 1 million shares upon the spudding of a shallow depth well (1,500 meters TD) by March 31, 2009; 1.5 million shares upon the spudding of a medium depth well (2,500 meters TD) before lease expiry in 2009 and 1.5 million shares upon conversion of any part of EL 413 to a Significant Discovery Lease. If, as a result of the Company’s exploration and development activities on the acquired properties, reserves in place exceed 100 million barrels, then, for each excess 10 million barrels in place, 100,000 additional shares could be issued, up to a maximum of 5 million additional shares.

13. FINANCIAL INSTRUMENTS

The Company, as part of its operations, carries a number of financial instruments. It is management’s opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments except as otherwise disclosed.

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable are carried at values that approximate their fair values due to their relatively short maturity periods.

14. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2006, the Company paid $61,087 to companies, which at that date beneficially owned 8.1% of the Company, for investor relations services. Of this amount $46,087 is included in Administrative Expenses and $15,000 is in Prepaid Expenses.

During the year ended December 31, 2006, the Company issued 2,000,000 common shares of the Company in consideration for corporate development services rendered to the Company by an individual, who beneficially owned 9.3% of the Company. The shares were valued at market price of $.05 per share and were recorded as General and Administrative Expense and an addition to Additional Paid in Capital.

For the nine months ended September 30, 2007, the Company paid $78,103 (2006 - $62,192), including $12,002 owing as at September 30, 2007 (December 31, 2006 - $ nil) to Sicamous Oil & Gas Consultants Ltd., a company owned by the President & Chief Operating Officer of the Company for consulting services rendered to the Company. These amounts were charged to General and Administrative Expense.

For the nine months ended September 30, 2007, the Company paid $40,851 (2006 - $40,080), including $6,114 owing as at September 30, 2007 (December 31, 2006 - $ nil) to MHC Corp., a company owned by the Chief Executive Officer of the Company for consulting services rendered to the Company. These amounts were charged to General and Administrative Expense.

For the nine months ended September 30, 2007, the Company paid $55,928, (2006 - $ nil), including $9,731 owing as at September 30, 2007 (December 31, 2006 - $ nil) to Harbour
Oilfield Consulting Ltd., a company owned by the Vice President – Operations of the Company for consulting services rendered to the Company. These amounts were charged to General and Administrative Expense

For the nine months ended September 30, 2007, the Company paid $91,310 (2006 - $ nil), including $15,993 owing as at September 30, 2007 (December 31, 2006 - $ nil) to the Chief Financial Officer of the Company for services rendered to the Company. These amounts were charged to General and Administrative Expense.

These related party transactions were in the normal course of business and agreed to by the related parties and the Company based on negotiations and Board approval and accordingly had been measured at the exchange amounts.

As at September 30, 2007 and December 31, 2006, no other amounts were owing to any related parties for services rendered.

15. SEGMENTED INFORMATION

The Company’s geographical segmented information is as follows:

	Three Months Ended Sept. 30, 2007			Nine Months Ended Sept. 30, 2007
	U. S.	Canada	Total	U. S.	Canada	Total
Revenue	$-	(202)	(202)	-	225	225
Net Loss	18,007	859,950	877,957	30,563	1,808,488	1,839,051
Capital Assets	6,642,258	15,933,076	22,575,336	6,642,258	15,933,078	22,575,336
Total Assets	6,731,635	24,757,950	31,489,585	6,731,635	24,757,950	31,489,585
Capital Expenditures	6,052,373	8,979,643	15,032,016	6,077,423	15,170,182	21,247,605

	Three Months Ended Sept. 30, 2006			Nine Months Ended Sept. 30, 2006
	U. S.	Canada	Total	U. S.	Canada	Total
Revenue	$-	10,331	10,331	-	10,331	10,331
Net Loss	10,833	697,060	707,893	13,500	1,471,075	1,484,574
Capital Assets	248,871	1,239,613	1,488,484	248,871	1,239,613	1,488,484
Total Assets	564,873	2,001,746	2,566,619	564,873	2,001,746	2,566,619
Capital Expenditures	116,871	268,714	385,585	116,871	1,492,987	1,609,858

16. CHANGES IN NON-CASH WORKING CAPITAL
	Three Months Ended Sept. 30,	Three Months Ended Sept. 30,	Nine Months Ended Sept. 30,	Nine Months Ended Sept. 30,	Cumulative Since Inception April 7, 2004 to Sept. 30,
	2007	2006	2007	2006	2007

Operating Activities:
Accounts Receivable	$18,973	(74,879)	(42,256)	(177,074)	(75,092)
Prepaid Expenses	7,004	7,344	(30,272)	33,733	(78,167)
Accounts Payable	1,749	(27,319)	8,899	(17,180)	122,304
Accrued Liabilities	8,893	(198,760)	(30,894)	(87,604)	42,210
Convertible Debt	-	-	-	(41,189)	-

Total	$36,619	(293,614)	(94,523)	(289,314)	11,255

17. NEW ACCOUNTING STANDARDS

FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income taxes – an interpretation of FASB Statement No. 109 (FIN 48). In July 2006, the FASB issued FIN 48, which provides guidance on accounting for income tax positions about which the Company has concluded there is a level of uncertainty with respect to the recognition of a tax benefit in the Company’s financial statements. FIN 48 describes the minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of certain transactions. The Company adopted FIN 48 effective January 1, 2007. See note 10 for additional information.

The following new accounting standards have been issued, but have not yet been adopted by the Company as at September 30, 2007:

Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change the Company’s current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. For the Company, SFAS No. 157 will be effective as of January 1, 2008 and must be applied prospectively except in certain cases. The Company is currently evaluating the impact of adopting SFAS NO. 157, and cannot currently estimate the impact of SFAS No. 157 on its consolidated results of operations, cash flows or financial position.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). In February 2007, the FSAB issued SFAS No. 159, which permits entities to choose to measure many new financial instruments and certain other items at fair value. For the Company, SFAS No. 159 will be effective as of January 1, 2008 and will have no impact on amounts presented for periods prior to the effective date. The Company cannot currently estimate the impact of SFAS No. 159 on its consolidated results of operations, cash flows or financial position and has not yet determined whether or not it will choose to measure items subject to SFAS No. 159 at fair value.

18. SUBSEQUENT EVENTS

Private Placement Financings

On October 3, 2007, the Company closed a second portion of the brokered private placement (“the Offering”) of common shares and flow through common shares that closed on September 28, 2007. Pursuant to the Offering, the Company issued an additional 335,000 flow through common shares at a purchase price of $3.00 per share for total gross proceeds of $1,005,000 and granted a warrant to the broker to purchase, until April 3, 2009, 26,800 common shares at a purchase price of $3.00 per share. Share issue costs associated with this portion of the Offering amounted to approximately $83,400.

On October 30, 2007 and November 1, 2007, the Company closed additional brokered private placement financings aggregating 1,450,000 common shares and flow through common shares for aggregate gross proceeds of $3,650,000. Pursuant to those private placements, the Company issued 1,400,000 common shares at a purchase price of $2.50 per common share for proceeds of $3,500,000 and 50,000 flow through common shares at a purchase price of $3.00 per share for proceeds of $150,000 and granted warrants to the broker to purchase, until April 30, 2009, 80,000 common shares at a purchase price of $2.50 per share and 4,000 common shares at a purchase price of $3.00 per share and, until May 1, 2009, 32,000 common share at a purchase price of $2.50 per share. Share issue costs associated with this private placement amounted to approximately $299,900.

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

PLAN OF OPERATION

The Company is a petroleum and natural gas exploration and development company whose primary objective is to identify, acquire and develop working interests in underdeveloped petroleum and natural gas prospects. We are focused on prospects located in Canada and the United States.

The prospects we hold are generally under leases and include partial and full working interests. In some instances, Kodiak is the operator and in others it is obligated to perform certain seismic and exploratory well drilling for its interests.  In some instances, additional seismic and drilling activity will result in additional working interests or is required to maintain the current percentage interests.  The prospects are subject to varying royalties due to the state, province or federal governments and, in some instances, to the seller of the prospect.

The Company plans to engage in seismic data collection and well drilling programs on a number of prospects in which it has an interest or right to acquire percentage interests over the next two years.  Drilling programs will be conducted where the seismic data supports the effort and expense and further drilling will be based on the results of initially drilled wells. A number of the prospects are located in the vicinity of petroleum and natural gas infrastructure, most importantly the ability to tie-in to existing or planned pipelines.  This will be important in lowering the overall cost of development and selling any natural resources located in a prospect.

The Company has carried out the following activities during the year to date 2007 period and during the next twelve months, the Company plans to aggressively pursue the development of its asset base.

Canada

Northwest Territories – Little Chicago

The Company is the operator of the Little Chicago prospect in the Northwest Territories of Canada under an original farm-out agreement with the two 50% working interest owners of a 200,000 acre exploration license (EL 413). The prospect is located in the Mackenzie River Valley, centered along the planned Mackenzie Valley Pipeline. Under the farm-out agreement, as of September 30, 2007, the company had spent approximately $6,800,000 to acquire 2D seismic data, thus earning a 12.5% working interest in the prospect as of April 2007.  The Company acquired an additional 43.75% working interest on September 28, 2007, from Thunder River Energy, Inc., in an asset transaction in respect of the prospect and other assets of Thunder. Currently, Kodiak has a 56.25% working interest in the prospect. Kodiak has the further right to earn additional working interests in the prospect upon drilling wells and is negotiating additional earnings for obtaining seismic data. The completed seismic program consisted of 84 Km high resolution data.  The company also has obtained an engineering prospective report with respect to the property.  There are 13 shallow drill targets defined with the potential for shallow depth petroleum and some potential for medium depth petroleum.  There may be gas in the area, but development of any natural gas will be deferred until there is a pipeline in the area. The Company is planning on completing a further seismic program by the end of the second quarter of 2008 which is expected to cost approximately $5,500,000. After evaluating the seismic program the Company will use the results of this and the previous year’s program to identify 2 to 3 drilling sites. The Company plans to drill those locations during the winter of 2008/2009. Due to the high costs of the project, the Company expects to source additional partners for the drilling programs.

This prospect is subject to a 1% gross over-riding royalty to Time Stratagraphic, a 12.5% Canadian federal royalty on production and annual rental payments to the Department of Northern and Indian Affairs, Canada, and an Area of Mutual Interest (AMI) with partners on a 12 km radius of the prospect boundary.

Northern British Columbia – Lucy

The Company has a 7% working interest in a natural gas well in Northern British Columbia located forty miles northeast of Fort Nelson. The prospect consists of approximately three square miles located in the North Yoyo Otter Park shale basin. Seismic reports covering the Lucy prospect indicate a possible lower level reef build up equivalent in age to the nearby Mel, Yoyo and Sierra reefs. In the vicinity of the Lucy prospect there are active gas operations. The first well was drilled in December 2006. After some difficult drilling conditions, the lower zones have been abandoned. The company is responsible for paying 10% of any abandonment costs in excess of the existing costs which the company has paid fully to date. The Company is planning to initiate an independent operator drilling program on this property. By initiating independent operators, The Company expects to earn a working interest of between 40 to 50 percent.  The Company anticipates the well will be drilled during late 2007.  Testing will be initiated immediately, and based on the testing results, the well will be tied in as soon as possible.  The possibility of additional wells will be reviewed during the following season. The estimated cost of this program is planned to be $1,500,000. To date, the company has expended approximately $270,000 in connection with this property.

Northern Alberta – Fort McMurray

In January 2007, the Company, jointly with two partners (one which has let its interest expire), acquired two blocks of petroleum and natural gas licenses over sixty-four sections of land near Fort McMurray in northeastern Alberta.  The licenses are for all the petroleum and natural gas rights from the base of the Woodbend formation to fifteen meters into the top of the Precambrian section subject to a 2.5% gross overriding royalty reserved for he seller in the prospects. The Company’s initial working interest is 50%. The Company plans to initiate a seismic program on this property during the winter of 2007/08 which is estimated to cost approximately $300,000. Based on the results of the seismic program, a drilling program of 6 to 12 wells is expected to follow which would cost approximately $1,500,000. The prospect requires a payment of $28,672 in annual rentals.

Southeastern Alberta – Province/Granlea

The Company, jointly with a partner, purchased two sections, approximately 1,280 acres gross, 640 acres net, of petroleum and natural gas rights at a provincial land sale on September 22, 2005. The Company has a 50% working interest in this property. A 2D seismic program was completed on the property in the fourth quarter of 2005, and a well was drilled and completed and production commenced in September 2006. Various surface facilities were installed and a pipeline tie-in was completed. Although the initial drilling showed good pressure and some water, in October 2006, there was a substantial increase in water rates. Finally, because of the water rates, the well was shut-in during July 2007.  The well bore has been evaluated and has been abandoned due to having no present economic production potential. The company intends to sell the surface facilities. The Company expended approximately $550,000 in connection with this property.  The company will consider additional internal geological reviews of the prospect to evaluate whether or not the land offers any future drilling potential.

Southeast Alberta - Manyberries

The Company farmed into these lands which comprise nine sections (5,760 acres) of undeveloped petroleum and natural gas rights in southeast Alberta. The Company drilled two wells and recompleted one other well on the Manyberries property, which earned the Company a 66 2/3% interest in the lands. After testing multiple formations in each of the wells, no economic production potential could be attributed. Due to the high cost of development and the associated risk, the Company will release the nine sections back to the Crown and abandon the wells in the fourth quarter of 2007

United States

New Mexico

On September 28, 2007, The Company acquired a 100% interest in 55,000 acres of prospects located in northeastern New Mexico from CIMA Holdings Inc., a subsidiary of Thunder River Energy, Inc. The company believes that natural gas and commercial volumes of CO2 have been found in existing wells in the area. The company also believes that there is the potential for oil and helium mineralization at shallow depths. The prospects are subject to a 5.5% gross over-riding royalty on production to five individuals, state royalties on state lands at 12.5% of production and federal royalties on federal lands at 12.5% of production.

The Company, through its subsidiary, Kodiak Petroleum (Montana), Inc. is planning a seismic program on this property by end of the fourth quarter of 2007, followed up by a 3 to 6 well drilling program based on the seismic results. The Company also intends to acquire additional mineral rights adjacent to the property. The seismic work is expected to cost approximately $1,000,000 and the drilling program approximately $1,500,000. Whether or not the company will pursue production will be immediately evaluated after completion of the seismic and drilling programs, and if the results are favorable, the company will initiate plans and seek additional financing to take this project to the development stage.

Montana

Under a joint venture agreement, the Company acquired seismic data and a right to drill a 2 to 3 well drilling program for a 50% working interest in the wells and the right to participate on a 50% working interest basis going forward. The Company must participate at the 50% capital requirement to continue to earn 50% in additional lands. Two wells were drilled in the third quarter of 2006, one of which is cased for subsequent evaluation of the multiple zones found in the prospect and one of which was abandoned. A third well is licensed and will be drilled depending on the results of testing on the first well. To date, the Company has expended approximately $540,000 in connection with this prospect. The prospect is subject to a 12.5% petroleum and gas royalty on 100% of production.

Financial Condition and Changes in Financial Condition

The Company had no operating revenues for the nine month periods ended September 30, 2007 and 2006, except for $225 in 2007 resulting from a 4th Quarter 2006 operating revenue under-accrual.

Net Loss for the nine months ended September 30, 2007 totaled $1,839,051 (2006 - $1,484,574). Those losses comprise expenses relating to personnel consulting, office, general and administration, investor relations, public company expenses, audit legal and accounting fees. In addition the 2007 loss includes stock-based compensation expense, interest expense and deferred income tax expense. The 2006 loss includes depletion and depletion expense incurred as a result of ceiling test write-downs.

Liquidity and Capital Resources:

From inception to September 30, 2007, the Company has financed its operations primarily from the sale of securities and loans from shareholders. During the second and third quarters of 2007, the Company obtained $3,300,000 in unsecured 9½% notes payable from a European lender. On September 28, 2007, the lender was repaid $2,567,500 in 1,027,000 common shares issued as part of the financing described in Note 8 to the Consolidated Financial Statements. On October 1, 2007, the balance was repaid in full in cash with accrued interest. The September, October and November 2007 brokered private placement financings of $17,145,010 gross proceeds ($15,645,000 net of share issue costs) will provide sufficient funds to allow the Company to carry on operations into mid 2008. Additional financing may then be required.

As of September 30, 2007, our assets totaled $31,489,585, at cost (December 31, 2006 - $2,707,075) which consisted of cash and other current assets of $8,797,429 (2006 - $1,331,159); oil and gas properties and equipment of $22,575,336 (2006 - $1,326,056) and other assets of $79,024 (2006 - $49,860). Our total current liabilities were $2,505,251 (December 31, 2006 - $859,103) and consisted of accounts payable and accrued liabilities aggregating $1,772,751 relating to capital activities and general and administrative costs incurred during the nine months ended September 30, 2007 and notes payable of $732,500. We had asset retirement obligations of $108,811 (December 31, 2006 - $90,911), deferred income taxes of $55,480 (December 31, 2006 - $Nil) and shareholders' equity of $28,820,043 (December 31, 2006 - $1,757,061).

During the nine months ended September 30, 2007, the company raised $28,628,130, net of share issue costs, in private placement financing proceeds. These financings together with the proceeds of the notes payable have enabled the Company to finance its on-going capital expenditures and general and administrative expenses. Additional financing will be required to enable the Company to carry out the balance of its planned activities for 2008.

RAISING CAPITAL

The Company currently has the capital resources to fully implement and carry out its 2007 business plan and a substantial portion of its 2008 plan as described herein. However, we expect to raise additional capital, either through debt, equity or a combination thereof to finance the balance of our 2008 program. In the event that additional capital is raised at some time in the future, existing shareholders will experience dilution of their interest in the Company.

ITEM 3. CONTROLS AND PROCEDURES

During the process of preparing for the Company’s third quarter 2006 financial report the CFO identified errors in the accounting records that originated in the fourth quarter of 2005, the first quarter ended March 31, 2006 and the second quarter ended June 30, 2006. The errors arose as a result of a lack of adequate procedures and documentation necessary to ensure that records were maintained in reasonable detail to fairly reflect the transactions of the Company in the start up phase of operations.

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

Evaluation of Disclosure Controls and Procedures

During the third quarter of 2006, the CFO, at that time, evaluated the disclosure controls and procedures and identified a lack of sufficient procedures, documentation and qualified personnel to ensure the records fairly reflected the transactions of the Company resulting in a material weakness in the Company’s internal control over financial reporting. Solely as a result of the material weakness, management concluded that the disclosure controls and procedures were not effective as of December 31, 2005, March 31, 2006 or June 30, 2006.

Remediation of Material Weakness in Internal Control

During December, 2006 and the first half of 2007, the company hired a Controller, a new CFO and a Vice-President Operations and additional qualified personnel. The new staff has implemented adequate procedures and documentation necessary to ensure the records fairly reflect the transactions of the Company.

In July, 2007, the Company initiated a review of its corporate policies and procedures with a goal of having the Company become fully SOX compliant by year end 2007. New policies and procedures have been implemented and others strengthened. Testing of such policies and procedures will be undertaken in the fourth quarter of 2007 and early 2008.

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

On September 28, 2007, pursuant to subscription agreements, the Company closed brokered private placement financings with investors for 2,756,000 common shares at a price of $2.50 per share and 1,866,670 flow through common shares at a price of $3.00 per share for gross proceeds of $6,887,244 and $5,598,143 respectively. In connection with these offerings, the broker was granted warrants to purchase, until March 28, 2009, 220,480 common shares at a per share price of $2.50 and 149,334 common shares at a per share price of $3.00,

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

On August 21, 2007 we filed an 8K under item 9.01 Financial Statements and Exhibits

On September 28, 2007 we filed an 8K under item 3.02 Unregistered Sales of Equity Securities

On October 3, 2007 we filed an 8K under item 1.01 Entry into a Material Definitive Agreement; Item 3.02 Unregistered Sales of Equity Securities and Item 8.01 Other Events

On November 6, 2007 we filed an 8K under item 3.02 Unregistered Sales of Equity Securities and Item 9.01 Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KODIAK ENERGY, INC.
(Registrant)

Dated: November 14, 2007	By:	/s/ Mark Hlady
Mark Hlady
CEO, and Chairman