Form 10-K
period 2007-12-31
KODIAK ENERGY, INC.
filed 2008-03-17
CIK 1109553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to__________________

Commission File number 333-38558

        KODIAK ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0967706
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

734 7th Avenue S.W. Calgary, AB	T2P 3P8
(Address of principal executive offices)	(Zip code)

(403) 262-8044
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 Or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [X]	Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) [  ] Yes [X] No

The market value of the voting and non-voting common equity held by non-affiliates as of the last day of the most recently completed second fiscal quarter was  $133,000,000.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 17, 2008: 106,692,498 Common Shares, $0.001 par value.

Documents incorporated by reference: None.

KODIAK ENERGY INC.

Form 10-K
For the Fiscal Year Ended December 31, 2007

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

BUSINESS

The Company is an exploration stage oil and gas company that devotes most of its efforts in exploring for natural resources. The Company has no oil and gas reserves or production.

The Company has three wholly-owned subsidiaries, Kodiak Petroleum ULC, an Alberta corporation; Kodiak Petroleum (Montana), Inc., a Delaware corporation, in which the Company is conducting its Montana and New Mexico activities and Kodiak Petroleum (Utah), Inc., a Delaware corporation.

Since 2005, the Company has been active in Canada and the United States in acquiring properties that are prospective for petroleum and natural gas and related hydrocarbons. The Company has or is participating in five areas in Canada and two in the United States. Following are descriptions of the Company's current projects.

Canada

Manyberries – Southeast Alberta

In 2006, the Corporation farmed into these lands which comprised nine sections (5,760 acres) of contiguous, undeveloped Petroleum and Natural Gas (P&NG”) rights in southeast Alberta. The Corporation drilled and tested two wells and recompleted and tested one other well in March of 2006 on this property, which earned the Corporation a 66 2/3% interest in the lands. After further evaluation during 2007, the Corporation allowed the leases to expire and relinquished its interest in the project.

Province/Granlea – Southeast Alberta

The Corporation purchased a 50% working interest in two sections (1280 acres gross -640 net) of P&NG rights at a provincial land sale on September 22, 2005. In 2005, a 2D seismic program was completed on the property and in 2006, a well was drilled and completed; surface facilities were installed and a pipeline tie-in was completed. Production commenced in September, 2006. The well produced for a short period until excess water rates occurred and in October, 2006 the well was shut in. After the well bore was evaluated as having no current economic production potential, the well was abandoned. The Corporation intends to sell the surface facilities and consider additional internal geological reviews of the prospect to determine if any further drilling is warranted.

Fort McMurray – Northern Alberta

The Corporation, jointly with two partners, acquired two blocks of P&NG licenses over sixty-four sections of land near Fort McMurray in northeastern Alberta. The licenses are for all P&NG Rights from the base of the Woodbend formation to fifteen meters into the top of the Precambrian subject to a 2.5% gross overriding royalty reserved for the Seller in the subject lands. The Corporation had an initial 50 % working interest, but in 2007 increased it to 100% by acquiring the other partners’ interests. A farmout to have a seismic and drilling program carried out for 2008 may be considered or the Corporation may dispose of its interest.

Lucy – Northern British Columbia

The Corporation initially had a 10% working interest in the Lucy/Highwood lands (BC P&NG Lease #44104) consisting of approximately three square miles (799 hectares) located in the North Yoyo Otter Park shale basin in northeastern Britsh Columbia. A well was drilled in December 2006. After some difficult drilling conditions, the lower zones in this well were abandoned.

The Corporation recently initiated an independent operations drilling program on the Lucy prospect and operated the drilling of Kodiak et al Gunnell Creek a-79-A/94-P-4 with the Corporation having an interest of 57%. After penetrating and testing the Keg River zone, which proved unsuccessful, attention has shifted to the uphole Muskwa and Evie shale gas zones. The Muskwa formation had elevated gas readings and well logs indicate a pay zone of up to sixty meters.  Based on these results, Kodiak has increased its interest in the property to 80% and will seek approval for a continuation of the lease. Further evaluation work will be undertaken during the next drilling season. Other major industry participants are acquiring large land positions in this part of British Columbia which are prospective for this type of play.

Little Chicago – Northwest Territories

The Corporation is the operator of approximately 200,000 acres under an original Farm-out agreement with the two 50% working interest owners of the 200,000 acre Exploration License 413 (“EL 413”) in the Mackenzie River Valley centered along the planned Mackenzie Valley Pipeline. The Corporation reprocessed 50 km of existing seismic data in Q4 of 2006 and during the 2006-07 winter work season, the Corporation expended approximately $5,500,000 to acquire 2D seismic data on the farm-out Lands, thus earning a 12.5% working interest in the property. In September, 2007, the Corporation acquired Thunder River Energy, Inc.’s (“Thunder”) 43.75% in the property giving the Corporation a 56.25% interest in EL 413. A 2007-08 seismic program is being undertaken on the property with tentative plans for drilling in 2008-09.

United States

New Mexico

Through its acquisition of Thunder, the Corporation has acquired a 100% interest in approximately 55,000 acres of property located in northeast New Mexico. Recent land acquisitions have increased the Corporation’s land position to 57,000 acres and offers tendered to private holders of additional rights, if successful, will further increase the Corporation’s land position by approximately 25%. These lands have potential for natural gas and CO2 and oil and helium resources at shallow depths. The Corporation is currently conducting a seismic program and a 3-4 well drilling program which includes a re-entry of the existing Roxana well at Sofia and drilling test wells on the other Sofia and Spear Draw anticlines. Depending on the success of the seismic and drilling programs and financing, a major development of this project could be commenced later in 2008.

Montana

During 2006, the Corporation, under a joint venture farmout agreement, expended $540,000 on a seismic program and a 2-3 well drilling program to earn a 50% non-operating working interest in the wells and well spacing, as well as the right to participate on a 50% basis going forward on this prospect in the Hill County area of Montana. The Operator of the project has 100,000 contiguous undeveloped acres of P&NG rights in the area, as well as some excess capacity in facilities and pipelines. Two wells were drilled in the third quarter of 2006; one is cased for subsequent evaluation of the multiple zones found and one was abandoned. A third well is licensed and will be drilled depending upon the results of testing on the first well.

ITEM 1A.  RISK FACTORS

Going Concern Uncertainty

There is uncertainty that the Company will continue as a going concern, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company has not generated positive cash flow since inception and has incurred operating losses and will need additional working capital for its future planned activities. The recent financing, described in Note 11 to the consolidated financial statements, will provide sufficient working capital to fund the Company’s operations until mid 2008 when additional financing will be required unless sufficient cash flow is being obtained from the Company’s properties that comprise its near term capital programs. The success of these programs is yet to be determined. These conditions raise doubt about the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to finance ongoing operations. The Company’s strategy to address this uncertainty, includes additional equity and debt financing; however, there are no assurances that any such financings can be obtained on favorable terms, if at all. These financial statements do not reflect the adjustments or reclassification of assets and liabilities that would be necessary if the Company were unable to continue its operations.

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

The Successful Implementation of Our Business Plan is Subject to Risks Inherent in The Oil & Gas Business

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

We Expect Our Operating Expenses to Increase Substantially in The Future and May Need to Raise Additional Funds

We have a history of net losses and expect that our operating expenses will continue to increase over the next 12 months as we continue to implement our business plan. In addition, we may experience a material decrease in liquidity due to unforeseen expenses or other events and uncertainties. As a result, we may need to raise additional funds, and such funds may not be available on favourable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to execute on our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We are An Exploration Stage Company Implementing a New Business Plan

We are an exploration stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the years ended December 31, 2007, 2006 and 2005, we reported losses of $2,775,663, 2,867,374 and 1,133,790 respectively. In addition, our consolidated financial statements for the years ended December 31, 2007, 2006 and 2005 contained a going concern qualification and we cannot give any assurances that we can achieve profits from operations.

Our Ability to Produce Sufficient Quantities of Oil & Gas from Our Properties May Be Adversely Affected by a Number of Factors Outside of Our Control

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

Market Fluctuations in the Prices of Oil & Gas Could Adversely Affect Our Business

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

On November 13, 2007, the Company filed with the Commission an SB-2 registration statement pertaining to the common shares of the Company issued in connection with the private placement financings in September, October and November, 2007 and the September, 2007 Thunder property acquisition. The Commission sent a letter to the Company dated December 12, 2007, a copy of which is included as Exhibit 10.2 to this Form 10-K, and in which was set out certain comments and questions relating to the SB-2 registration statement to which the Company must respond. The Commission’s letter also set out comments and questions relating to the Company’s December 31, 2006 Annual Form 10-KSB and Quarterly Forms 10-QSB for the periods ended March 31, 2007 and June 30, 2007 to which the Company must also respond. The Company is preparing its response and will submit it shortly to the Commission. Certain of the Commission’s comments requested additional clarification and disclosure in the Company’s aforementioned annual and interim financial statements. This December 31, 2007 Form 10-K has been prepared taking into account the Commission’s comments and management’s planned response.  At this time, the Company cannot determine if there are any comments that will be controversial or unresolvable.

ITEM 2.     DESCRIPTION OF PROPERTY

Office Property

The offices of Kodiak Energy, Inc. are located at 734 7th Avenue S.W. Suite 460 Calgary, AB, T2P 3P8. We rent offices on a month by month basis. The current monthly rent is $10,500 CAD.

Oil and Gas Properties

The Corporation currently has four properties in Canada and two in the United States comprising undeveloped land holdings on which it is carrying out exploration activities. A description of each property and its current activities follows:

Canada

Manyberries – Southeast Alberta

In 2006, the Corporation farmed into these lands which comprised nine sections (5,760 acres) of contiguous, undeveloped Petroleum and Natural Gas (P&NG”) rights in southeast Alberta. The Corporation drilled two wells and recompleted one other well in March of 2006 on this property, which earned the Corporation a 66 2/3% interest in the lands. After further evaluation during 2007, the Corporation allowed the leases to expire and relinquished its interest in the project.

Province/Granlea – Southeast Alberta

The Corporation purchased a 50% working interest in two sections (1280 acres gross -640 net) of P&NG rights at a provincial land sale on September 22, 2005. In 2005, a 2D seismic program was completed on the property and in 2006, a well was drilled and completed; surface facilities were installed and a pipeline tie-in was completed. Production commenced in September, 2006. The well produced for a short period until excess water rates occurred and in October, 2006 the well was shut in. After the well bore was evaluated as having no current economic production potential, the well was abandoned. The Corporation intends to sell the surface facilities and consider additional internal geological reviews of the prospect to determine if any further drilling is warranted.

Fort McMurray – Northern Alberta

The Corporation, jointly with two partners, acquired two blocks of P&NG licenses over sixty-four sections of land near Fort McMurray in northeastern Alberta. The licenses are for all P&NG Rights from the base of the Woodbend formation to fifteen meters into the top of the Precambrian subject to a 2.5% gross overriding royalty reserved for the Seller in the subject lands. The Corporation had an initial 50 % working interest, but in 2007 increased it to 100% by acquiring the other partners’ interests. A farmout to have a seismic and drilling program carried out for 2008 may be considered or the Corporation may dispose of its interest.

Lucy – Northern British Columbia

The Corporation initially had a 10% working interest in the Lucy/Highwood lands (BC P&NG Lease #44104) consisting of approximately three square miles (799 hectares) located in the North Yoyo Otter Park shale basin in northeastern Britsh Columbia. A well was drilled in December 2006. After some difficult drilling conditions, the lower zones in this well were abandoned.

The Corporation recently initiated an independent operations drilling program on the Lucy prospect and operated the drilling of Kodiak et al Gunnell Creek a-79-A/94-P-4 with the Corporation having an interest of 57%. After penetrating and testing the Keg River zone, which proved unsuccessful, attention has shifted to the uphole Muskwa and Evie shale gas zones. The Muskwa formation had elevated gas readings and well logs indicate a pay zone of up to sixty meters.  Based on these results, Kodiak has increased its interest in the property to 80% and will seek approval for a continuation of the lease. Further evaluation work will be undertaken during the next drilling season. Other major industry participants are acquiring large land positions in this part of British Columbia which are prospective for this type of play.

Little Chicago – Northwest Territories

The Corporation is the operator of approximately 200,000 acres under an original Farm-out agreement with the two 50% working interest owners of the 200,000 acre Exploration License 413 (“EL 413”) in the Mackenzie River Valley centered along the planned Mackenzie Valley Pipeline. The Corporation reprocessed 50 km of existing seismic data in Q4 of 2006 and during the 2006-07 winter work season, the Corporation expended approximately $5,500,000 to acquire 2D seismic data on the farm-out Lands, thus earning a 12.5% working interest in the property. In September, 2007, the Corporation acquired Thunder River Energy, Inc.’s (“Thunder”) 43.75% in the property giving the Corporation a 55.75% interest in EL 413. A 2007-08 seismic program is being undertaken on the property with tentative plans for drilling in 2008-09.

United States

New Mexico

Through its acquisition of Thunder, the Corporation has acquired a 100% interest in 55,000 acres of property located in northeast New Mexico. Additional land acquisitions have increased the Corporation’s land position to 57,000 acres and offers tendered to private holders of additional rights, if successful, will further increase the Corporation’s land position by approximately 25%. These lands have potential for natural gas and CO2 and oil and helium resources at shallow depths. The Corporation is currently conducting a seismic program and a 3-4 well drilling program which includes a re-entry of the existing Roxana well at Sofia and drilling test wells on the other Sofia and Spear Draw anticlines. Depending on the success of the seismic and drilling programs and financing, a major development of this project could be commenced later in 2008.

Montana

During 2006, the Corporation, under a joint venture farmout agreement, expended $540,000 on a seismic program and a 2-3 well drilling program to earn a 50% non-operating working interest in the wells and well spacing, as well as the right to participate on a 50% basis going forward on this prospect in the Hill County area of Montana. The Operator of the project has 100,000 contiguous undeveloped acres of P&NG rights in the area, as well as some excess capacity in facilities and pipelines. Two wells were drilled in the third quarter of 2006; one is cased for subsequent evaluation of the multiple zones found and one was abandoned. A third well is licensed and will be drilled depending upon the results of testing on the first well.

Land Acreage

Following is a summary of the Corporation’s land holdings in gross and net hectares and acres:

OIL AND NATURAL GAS RIGHTS as of December 31, 2007

	Gross Hectares	Net Hectares	Gross Acres	Net Acres
Developed Acreage	Nil	Nil	Nil	Nil

Undeveloped Acreage
South East Alberta – Granlea	518	259	1,280	640
Northern Alberta - Fort McMurray	16,575	16,575	40,958	40,958
Northeast British Columbia – Lucy	777	622	1,920	1,536
Northwest Territories – Little Chicago	80,464	45,261	201,160	113,153

Total Canada	98,334	62,717	245,318	156,287

Montana	777	389	1,920	960
New Mexico	20,896	20,896	52,240	52,240
Total United States	21,673	21,285	54,160	53,200

Grand Total	120,007	84,002	299,478	209,487

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

Employees

Up to December 31, 2007, the Company utilized full-time and/or part-time consultants as its personnel to conduct its business and carry out its business plan and as at that date, four full-time and eight part-time consultants were engaged by the Company. As at January 1, 2008, three of the Company’s full-time consultants were hired as full-time employees.

ITEM 3.     LEGAL PROCEEDINGS.

The Company is not presently a party to any litigation. There is a threatened litigation matter which comprises a potential claim by a partner against the Company regarding the terms of the EL 413 North West Territory farm-out agreement entered into in 2006. The potential outcome and loss to the Company is unknown; however, in the opinion of management, this matter is not expected to result in any material adverse impact on the Company’s financial position.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 14, 2007, Kodiak Energy held its annual shareholders’ meeting. At the meeting the shareholders voted in favor of two proposals put to them, listed below.

The shareholders elected the following persons to serve as directors until the next annual meeting of shareholders; Mark Hlady, William Tighe, Glenn Watt, Peter Schriber and Marvin Jones. The result of the vote was 53.4% For; 0% Against and 46% Abstain

The shareholders approved the stock option plan of Kodiak Energy, Inc. and specifically an increase in the number of shares available for grant under the plan from 4,300,000 common shares to 8,000,000 common shares. The result of the vote was 43.4% For; .6% Against and 56% Abstain

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's common shares are currently quoted on the Nasdaq Over the Counter Bulletin Board under the symbol KDKN. On December 24, 2007, the Company's common shares commenced trading on the Toronto Venture Stock Exchange in Canada under the symbol KDK. Trading ranges of the Company’s common shares by quarter for fiscal 2007, 2006 and 2005 were as follows:

	Nasdaq Over the Counter		Toronto Venture Exchange
	(U. S. Dollars)		(Canadian Dollars)
	High	Low	High	Low
Year ended December 31, 2007
First Quarter	$2.00	$1.10	$-	$-
Second Quarter	$4.47	$1.80	$-	$-
Third Quarter	$3.69	$2.07	$-	$-
Fourth Quarter	$3.69	$2.15	$2.45	$2.27

Year ended December 31, 2006
First Quarter	$1.20	$0.375	$-	$-
Second Quarter	$2.50	$1.15	$-	$-
Third Quarter	$2.30	$1.14	$-	$-
Fourth Quarter	$2.05	$1.06	$-	$-

Year ended December 31, 2005
First Quarter	$1.01	$0.35	$-	$-
Second Quarter	$1.01	$0.75	$-	$-
Third Quarter	$2.00	$0.80	$-	$-
Fourth Quarter	$1.85	$0.65	$-	$-

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

EQUITY COMPENSATION PLAN INFORMATION

On January 4, 2006, our board of directors adopted a stock option plan. This plan was approved by the shareholders of the Company at the annual meetings held on July 18, 2006 and August 14, 2007 in Calgary Alberta. The plan originally authorized a total of 4,300,000 common shares to be granted as stock option awards under the plan. At the 2007 annual meeting, shareholders approved an increase in the authorized total to 8,000,000 common shares. The Board may not grant to any one holder options to purchase more than 500,000 shares of common stock or a number in excess of 2% of the outstanding common stock in any one calendar year in the aggregate under the plan. As of December 31, 2007, no options had been exercised.

RECENT SALES OF UNREGISTERED SECURITIES

On February 20, 2007, the Company closed a private placement for 420,000 units at a price of $1.25 per unit for gross proceeds of $525,000 ($475,000, net of share issue costs). Each unit entitled the subscriber to one common share of the Company and one warrant. Each warrant entitles the warrant holder to exchange one warrant for one common share at a price at a price of $1.50 until February 20, 2009. These common shares were issued pursuant to Regulation S ("Regulation S") under the Securities Act of 1933, as amended (the "1933 Act").

On May 10, 2007, the Company closed a private placement for 2,447,900 units at a price of $1.25 per unit for gross proceeds of $3,059,875 ($2,779,875, net of share issue costs). Each unit entitled the subscriber to one common share of the Company and one warrant. Each warrant entitles the warrant holder to exchange one warrant for one common share at a price at a price of $1.50 until May 10, 2009. These common shares were issued pursuant to Regulation S ("Regulation S") under the Securities Act of 1933, as amended (the "1933 Act").

On September 28, 2007, the Company closed a brokered private placement offering for an aggregate of 4,622,670 common shares for aggregate gross proceeds of $12,490,010 ($11,373,255, net of share issue costs). Of the total number of shares, 2,756,000 were sold at a purchase price of $2.50 per share for gross proceeds of $6,890,000 and 1,866,670 were sold at a purchase price of $3.00 for gross proceeds of $5,600,010. The shares sold at $3.00 were sold on the basis that the Company would provide the purchaser a Canadian tax flow through advantage. In connection with the offering, the broker was granted warrants to purchase, until March 28, 2009, (i) 220,480 common shares of the Company at a price of $2.50 per share and (ii) 149,334 common shares of the Company at a price of $3.00 per share. These common shares were issued pursuant to Regulation S ("Regulation S") under the Securities Act of 1933, as amended (the "1933 Act").

On September 28, 2007, the Company issued 7,000,000 common shares valued at $14,000,000 ($2.00 per share) as partial consideration for the acquisition of certain undeveloped oil and gas properties in Canada and the United States. The Company also committed to issue up to an additional 11,000,000 common shares of the Company upon the achievement of certain milestones in connection with the acquired properties as set out in Note 7 of the Company’s Consolidated Financial Statements appearing elsewhere in this Form 10-K. These common shares were issued pursuant to Regulation S ("Regulation S") under the Securities Act of 1933, as amended (the "1933 Act").

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

As at December 31, 2007 there were 106,692,498 shares of common stock issued and outstanding and there were approximately 10,000 holders of record of our common stock.

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data and should be read in conjunction with the Company’s consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K:

For the years ended December 31	2007		2006	2005

Income during the evaluation period		$225	27,134	Nil
Operating Expense		$20,543	13,572	Nil
Net Loss		$2,775,663	2,867,374	1,133,790
Net Loss per share
Basic		$0.03	0.04	0.60
Diluted		$0.03	0.04	0.60
Cash Dividends	$	Nil	Nil	Nil
Capital Expenditures
Canada		$16,471,817	2,002,915	134,139
United States		$6,458,511	432,835	132,000

As at December 31

Total Assets		$34,690,768	2,707,075	556,330
Total Long term Liabilities		$319,769	90,911	Nil
Share Capital		$39,250,084	5,841,051	1,536,672
Deficit		$6,839,439	4,063,776	1,196,403
Comprehensive (Gain) or Loss		$342,201	20,214	7,540

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operation

The Corporation is a petroleum and natural gas exploration and development company whose primary objective is to identify, acquire and develop working interests in underdeveloped petroleum and natural gas prospects. We are focused on prospects located in Canada and the United States. The prospects we hold are generally under leases and include partial and full working interests. In some instances, Kodiak is the operator and in others it is obligated to perform certain seismic and exploratory well drilling for its interests. In some instances, additional seismic and drilling activity will result in additional working interests or is required to maintain the current percentage interests. The prospects are subject to varying royalties due to the state, province or federal governments and, in some instances, to the other royalty owners in the prospect.

The Corporation plans to engage in seismic data collection and well drilling programs on a number of prospects in which it has an interest or right to acquire percentage interests over the next two years. Drilling programs will be conducted where the seismic data supports the effort and expense and further drilling will be based on the results of initially drilled wells. A number of the prospects are located in the vicinity of petroleum and natural gas infrastructure, most importantly the ability to tie-in to existing or planned pipelines. This will be important in lowering the overall cost of development and selling any natural resources located in a prospect.

The Corporation currently has no petroleum or natural gas reserves or production.

The Corporation has carried out the following activities during the period from 2005 until December 31, 2007, and during the next twelve months, the Corporation plans to aggressively pursue the development of its asset base.

Canada

Manyberries – Southeast Alberta

In 2006, the Corporation farmed into these lands which comprised nine sections (5,760 acres) of contiguous, undeveloped Petroleum and Natural Gas (P&NG”) rights in southeast Alberta. The Corporation drilled two wells and recompleted one other well in March of 2006 on this property, which earned the Corporation a 66 2/3% interest in the lands. After further evaluation during 2007, the Corporation allowed the leases to expire and relinquished its interest in the project.

Province/Granlea – Southeast Alberta

The Corporation purchased a 50% working interest in two sections (1280 acres gross -640 net) of P&NG rights at a provincial land sale on September 22, 2005. In 2005, a 2D seismic program was completed on the property and in 2006, a well was drilled and completed; surface facilities were installed and a pipeline tie-in was completed. Production commenced in September, 2006. The well produced for a short period until excess water rates occurred and in October, 2006 the well was shut in. After the well bore was evaluated as having no current economic production potential, the well was abandoned. The Corporation intends to sell the surface facilities and consider additional internal geological reviews of the prospect to determine if any further drilling is warranted.

Fort McMurray – Northern Alberta

The Corporation, jointly with two partners, acquired two blocks of P&NG licenses over sixty-four sections of land near Fort McMurray in northeastern Alberta. The licenses are for all P&NG Rights from the base of the Woodbend formation to fifteen meters into the top of the Precambrian subject to a 2.5% gross overriding royalty reserved for the Seller in the subject lands. The Corporation had an initial 50 % working interest, but in 2007 increased it to 100% by acquiring the other partners’ interests. A farmout to have a seismic and drilling program carried out for 2008 may be considered or the Corporation may dispose of its interest.

Lucy – Northern British Columbia

The Corporation initially had a 10% working interest in the Lucy/Highwood lands (BC P&NG Lease #44104) consisting of approximately three square miles (799 hectares) located in the North Yoyo Otter Park shale basin in northeastern Britsh Columbia. A well was drilled in December 2006. After some difficult drilling conditions, the lower zones in this well were abandoned.

The Corporation recently initiated an independent operations drilling program on the Lucy prospect and operated the drilling of Kodiak et al Gunnell Creek a-79-A/94-P-4 with the Corporation having an interest of 57%. After penetrating and testing the Keg River zone, which proved unsuccessful, attention has shifted to the uphole Muskwa and Evie shale gas zones. The Muskwa formation had elevated gas readings and well logs indicate a pay zone of up to sixty meters.  Based on these results, Kodiak has increased its interest in the property to 80% and will seek approval for a continuation of the lease. Further evaluation work will be undertaken during the next drilling season. Other major industry participants are acquiring large land positions in this part of British Columbia which are prospective for this type of play.

Little Chicago – Northwest Territories

The Corporation is the operator of approximately 200,000 acres under an original Farm-out agreement with the two 50% working interest owners of the 200,000 acre Exploration License 413 (“EL 413”) in the Mackenzie River Valley centered along the planned Mackenzie Valley Pipeline. The Corporation reprocessed 50 km of existing seismic data in Q4 of 2006 and during the 2006-07 winter work season, the Corporation expended approximately $5,500,000 to acquire 2D seismic data on the farm-out Lands, thus earning a 12.5% working interest in the property. In September, 2007, the Corporation acquired Thunder River Energy, Inc.’s (“Thunder”) 43.75% in the property giving the Corporation a 55.75% interest in EL 413. A 2007-08 seismic program is being undertaken on the property with tentative plans for drilling in 2008-09.

United States

New Mexico

Through its acquisition of Thunder, the Corporation has acquired a 100% interest in 55,000 acres of property located in northeast New Mexico. Additional land acquisitions have increased the Corporation’s land position to 57,000 acres and offers tendered to private holders of additional rights, if successful, will further increase the Corporation’s land position by approximately 25%. These lands have potential for natural gas and CO2 and oil and helium resources at shallow depths. The Corporation is currently conducting a seismic program and a 3-4 well drilling program which includes a re-entry of the existing Roxana well at Sofia and drilling test wells on the other Sofia and Spear Draw anticlines. Depending on the success of the seismic and drilling programs and financing, a major development of this project could be commenced later in 2008.

Montana

During 2006, the Corporation, under a joint venture farmout agreement, expended $540,000 on a seismic program and a 2-3 well drilling program to earn a 50% non-operating working interest in the wells and well spacing, as well as the right to participate on a 50% basis going forward on this prospect in the Hill County area of Montana. The Operator of the project has 100,000 contiguous undeveloped acres of P&NG rights in the area, as well as some excess capacity in facilities and pipelines. Two wells were drilled in the third quarter of 2006; one is cased for subsequent evaluation of the multiple zones found and one was abandoned. A third well is licensed and will be drilled depending upon the results of testing on the first well.

Quarterly Financial Information

The following table sets out certain selected quarterly consolidated financial information of the Corporation for the two years 2007 and 2006. The financial results are not necessarily indicative of the results that may be expected for any other period.

Quarter (Unaudited)	Net Sales or Total Revenue (US$)	Income (Loss) from Continuing Operations (US$)	Net Income (Loss) (US$)
First Quarter	385	(314,042)	(314,042)
Second Quarter	42	(647,052)	(647,052)
Third Quarter	(202)	(877,957)	(877,957)
Fourth Quarter	-	(936,612)	(936,612)

2006
First Quarter	-	(198,681)	(198,681)
Second Quarter	-	(578,001)	(578,001)
Third Quarter	10,331	(707,893)	(707,893)
Fourth Quarter	16,803	(1,382,799)	(1,382,799)

Financial Condition and Changes in Financial Condition

As a result of the brokered private placement financings and the property acquisitions completed in late 2007, the Corporation’s balance sheet was significantly strengthened. With its strong working capital position, the Corporation is now well positioned to initiate its 2008 capital expenditure programs.

The Corporation’s total assets have increased to $34,690,768 as at December 31, 2007 from $2,707,075 at the end of 2006 and $556,330 at the end of 2005. These increases resulted from the increased capital expenditure programs under taken by the Corporation in 2007 and 2006, as well as the acquisition described under “Property Acquisition” and the financings described under “Liquidity and Capital Resources”. Total assets consist of cash and other current assets of $10,288,410 (December 31, 2006 - $1,331,159); oil and gas properties and equipment of $24,043,005 (December 31, 2006 - $1,326,056); and other assets of $359,353 (December 31, 2006 - $49,860). Our total current liabilities were $2,302,555 (December 31, 2006 - $859,103) and consisted of accounts payable and accrued liabilities relating to capital activities and general and administrative costs incurred. We had long term liabilities of $110,955 (December 31, 2006 - $ Nil), asset retirement obligations of $110,955 (December 31, 2006 - $90,911), and deferred income taxes of $57,000 (December 31, 2006 - $Nil). Shareholders’ equity amounted to $32,068,444 (December 31, 2006 - $1,757,061), net of an accumulated deficit of $6,839,439 (2006 - $4,063,776).

Overall Operating Results (All dollar values are expressed in United States dollars unless otherwise stated):

In 2007, the Company had income during the evaluation period of $225 (2006 - $27,134; 2005 - $ Nil) and operating costs of $20,543 (2006 - $13,572; 2005 - $ Nil) relating to production from its Granlea, Alberta project. The well watered out and was deemed uneconomic. Other than that production, the Company remains in the exploratory and development stage.

Net Loss for the year ended December 31, 2007 totalled $2,775,663 (2006 - $2,867,374; 2005 - $1,133,790) These losses include general and administrative expenses of $2,470,230 (2006 - $1,377,489; 2005 - $323,744) which includes stock-based compensation expense amounting to $643,934 (2006 - $69,169; 2005 $ Nil); interest expense of $94,083 (2006 - $Nil; 2005 - $808,811); depletion, depreciation and accretion including ceiling test impairment write-downs of $ 218,841 (2006 - $1507,021; 2005 - $1,235) and deferred income tax expense of $57,000 (2006 and 2005 - $ Nil).

General and administrative expenses include the cost of consulting personnel and others who provided investor relations services, public company costs for SEC reporting compliance, accounting, audit and legal fees and other general and administrative office expenses. General and administrative expense also includes stock-based compensation relating to the cost of stock options granted to directors, officers and other personnel of $643,934 in 2007 (2006 - $69,169; 2005 - $ Nil).  General and administrative costs have been increasing as the scope of the company’s activities have increased and we believe substantial amounts will continue to be spent on such costs in the near term as we progress with the  evaluation of our oil and gas prospects. A tenfold increase in our shareholder base from 1,000 to approximately 10,000 shareholders during the past year has also contributed to our increased general and administrative costs.

Interest expense for the year ended December 31, 2007 was $94,083 (2006 - $ Nil; 2005 - $808,811). Most of the 2007 interest expense was incurred relative to the 9-1/2% Notes Payable that were outstanding during the second and third quarters. The 2005 interest arose from the beneficial conversion feature on convertible debt of $41,189 representing the difference between the conversion price and the fair value of the common stock at the commitment date.

Depletion, depreciation and accretion including ceiling test impairment write-downs includes the cost of depletion and depreciation relating to production from producing properties in 2006, ceiling test impairment write-downs for 2007 and 2006 and the cost of depreciation relating to office furniture and equipment in 2007, 2006 and 2005. At December 31, 2007 and 2006, the carrying values of the Company’s unproved properties in its Canadian and United States cost centers were assessed by management and costs attributable to certain Canadian cost center properties were determined to be unsupportable. As a result, ceiling test write-downs of $174,380 for 2007 and $1,419,946 for 2006 relating to the Company’s Canadian cost center were recorded and included in this expense. The remaining capitalized costs relating to Canadian and United States unproven properties have been excluded from the depletable cost pools for ceiling test purposes.

Deferred income tax expense includes a provision for future Canadian income taxes of $57,000.

Capital Expenditures:

Capital Expenditures incurred by the Company during the years ended December 31, 2007, 2006 and 2005 are set out below.

	2007	2006	2005

Land acquisition and carrying costs	$15,339,331	$139,079	$-
Geological and geophysical	6,138,208	173,872	250,318
Intangible drilling and completion	999,010	1,866,771	-
Tangible completion and facilities	22,226	202,285	-
Other fixed assets	58,850	53,744	15,821

Total Capital Costs Incurred	$22,877,958	$2,435,751	$266,139

Land acquisition and carrying costs includes $9,063,205 relative to the acquisition of Thunder’s interest in the EL 413 Little Chicago property in the Northwest Territories of Canada and $6,000,000 relative to the acquisition of Thunder’s New Mexico interests. See “Property Acquisition”. Geological and geophysical costs include the 2007 portion of the cost of the 2006-07 Seismic program carried out on the EL 413 Little Chicago project.

Property Acquisition:

On September 28, 2007 the Corporation purchased from Thunder and CIMA under the terms of the Thunder Agreement, 100% of Thunder’s interest in EL 413 and 100% of CIMA’s interest in the Sophia Prospect in consideration for $1 million cash and 7,000,000 Kodiak Shares valued at $14,000,000 ($2.00 per Kodiak Share) and a commitment to issue in the future an additional 11,000,000 Kodiak Shares upon the achievement of certain milestones in connection with the acquired properties. Of the cash consideration, $100,000 was paid as a deposit on July 11, 2007, and the balance of $900,000 was paid at closing on September 28, 2007. Of the common share consideration, 7 million shares were issued to Thunder at closing on September 28, 2007. An additional 6 million shares will be issued to Thunder if, as, and when certain performance milestones are achieved, including 2 million shares upon completion of a 2007/08 seismic program by June 30, 2008; 1 million shares upon the spudding of a shallow depth well (1,500 meters TD) by March 31, 2009; 1.5 million shares upon the spudding of a medium depth well (2,500 meters TD) before lease expiry in 2009; and 1.5 million shares upon conversion of any part of EL 413 to a Significant Discovery Lease. If, as a result of the Corporation’s exploration and development activities on the acquired properties, reserves in place exceed 100 million barrels, then, for each excess 10 million barrels in place, 100,000 additional shares could be issued, up to a maximum of 5 million additional shares.

Liquidity and Capital Resources:

Since inception to December 31, 2007, the company’s operations have been financed from the sale of securities and loans from shareholders. Working capital at December 31, 2007 amounted to $7,985,855 (2006 - $472,056).

During the second and third quarters of 2007, the Corporation obtained $3,300,000 in unsecured 9½% notes payable from a European lender. On September 28, 2007, the lender was repaid $2,567,500 by way of 1,027,000 Kodiak Shares issued as part of the financing described in Note 8 to the Consolidated Financial Statements. On October 1, 2007, the balance was repaid in full in cash with accrued interest. The September, October and November 2007 brokered private placement financings of $17,145,010 gross proceeds ($15,645,000 net of share issue costs) will provide sufficient funds to allow the Corporation to carry on operations into mid 2008. Additional financing may then be required.

During 2007, the Corporation raised $33,303,427 (2006 - $4,467,688), net of share issue costs, in private placement financing proceeds. These financings together with the proceeds of the notes payable have enabled the Corporation to finance its on-going capital expenditures and general and administrative expenses. The Corporation currently has no long term debt obligations. The Corporation is in the process of securing agreements with contractors who will provide services in the ordinary course of business in connection with the Corporation’s planned capital expenditure programs for 2008.

The Corporation currently has the capital resources to implement and carry out a substantial portion of its 2008 capital programs. However, we expect to raise additional capital, either through debt, equity or a combination thereof to finance the balance of our 2008 program. In addition, we may require funds for additional acquisitions. In the event that additional capital is raised at some time in the future, existing shareholders will experience dilution of their interest in the Corporation.

There is uncertainty that the Company will continue as a going concern, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company has not generated positive cash flow since inception and has incurred operating losses and will need additional working capital for its future planned activities. The recent financing, described in Note 11 to the consolidated financial statements, will provide sufficient working capital to fund the Company’s operations until mid 2008 when additional financing will be required unless sufficient cash flow is being obtained from the Company’s properties that comprise its near term capital programs. The success of these programs is yet to be determined. These conditions raise doubt about the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to finance ongoing operations. The Company’s strategy to address this uncertainty, includes additional equity and debt financing; however, there are no assurances that any such financings can be obtained on favorable terms, if at all. These financial statements do not reflect the adjustments or reclassification of assets and liabilities that would be necessary if the Company were unable to continue its operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes petroleum and natural gas and related hydrocarbon prices, foreign currency exchange rates and interest rates.

Petroleum and Natural gas and Related Hydrocarbon Prices

The Corporation currently has no petroleum and natural gas and related hydrocarbon reserves or production so the Corporation therefore has no current exposure related to the instability of prices of such commodities. However; the prices of these commodities are unstable and are subject to fluctuation, due to factors outside of the Corporation’s control, including war, weather, the availability of alternate fuel and transportation interruption and any material decline in these commodity prices could have an adverse impact on the economic viability of the Corporation’s exploration projects.

Foreign Currency Exchange Rates

The Corporation, operating in both the United States and Canada, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact the Corporation’s financial results in the future. To the extent revenues and expenditures denominated in other currencies vary from their U. S. dollar equivalents, the Corporation is exposed to exchange rate risk. The Corporation can also be exposed to the extent revenues in one currency do not equal expenditures in the same currency. The Corporation is not currently using exchange rate derivatives to manage exchange rate risks.

Interest Rates

The Corporation’s interest income and interest expense, in part, is sensitive to the general level of interest rates in North America. The Corporation is not currently using interest rate derivatives to manage interest rate risks.

ITEM 8.     FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
OPINION ON THE AUDIT OVER INTERNAL CONTROLS

The Board of Directors and Stockholders

Kodiak Energy Inc.:

We have audited Kodiak Energy Inc’s. (Kodiak) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Kodiak’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9Ac). Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit includes performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The following deficiencies which we believe to be material weaknesses have been identified and included in management’s assessment:

•
Kodiak was not adequately staffed with accounting personnel possessing an adequate level of technical expertise and did not maintain effective segregation of duties over automated and manual transactions leading to ineffective monitoring, supervision and reviews. This material weakness affects all significant accounts.

•
Kodiak did not maintain effective policies and procedures regarding access controls for critical financial systems. The lack of segregation impacted the financial reporting process, including limited evidence of review of reconciliations and account analysis by individuals with appropriate levels of experience. This deficiency results in a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

Specific issues noted as a result of the deficiencies mentioned above are as follows:

•
Kodiak did not maintain effective policies and procedures, or personnel with sufficient technical expertise, to ensure proper accounting and disclosure for its oil and gas properties. Specifically, the Company's policies and procedures did not provide for appropriate segregation of duties or supervisory review of depletion, depreciation and accretion, general and administrative expenses capitalization and capital acquisitions to ensure that they were properly reflected and disclosed in the Company's financial statements. As a result, misstatements were identified in the petroleum and natural gas properties account in Kodiak's 2007 consolidated financial statements. This deficiency results in a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

•
Kodiak did not maintain effective policies and procedures, or personnel with sufficient technical expertise, to ensure proper accounting and disclosure for income taxes. Specifically, the Company's policies and procedures did not provide for appropriate segregation of duties or supervisory review of deferred taxes to ensure that they were properly reflected and disclosed in the Company's financial statements. This deficiency results in a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated February 27, 2008 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Kodiak has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, statements of operations, stockholder’s equity and cash flows of Kodiak and our report dated February 27, 2008 expressed an unqualified opinion modified for going concern uncertainties.

Yours truly,

/s/ MEYERS NORRIS PENNY LLP

Chartered Accountants
Calgary, Canada
February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
OPINION ON THE AUDIT OF THE FINANCIAL STATEMENTS

Report of Independent Registered
Public Accounting Firm

To the Board of Directors and the Stockholders of
Kodiak Energy, Inc.

We have audited the accompanying consolidated balance sheets of Kodiak Energy, Inc. (The “Company and subsidiaries”) as of December 31, 2007 and 2006 and the consolidated statements of operations, stockholder’s equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company’s ability to continue as a going concern is dependent on obtaining sufficient working capital to fund future operations.  Management’s plan in regard to these matters is also described in Note 1.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MEYERS NORRIS PENNY LLP

Chartered Accountants
Calgary, Canada
February 27, 2008

KODIAK ENERGY, INC.
Consolidated Balance Sheets
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	December 31	December 31
	2007	2006
Assets

Current Assets:
Cash and Short Term Deposits	$8,983,682	$448,346
Accounts Receivable (Note 5)	1,214,253	685,975
Prepaid Expenses and Deposits (Note 6)	90,475	196,838
	10,288,410	1,331,159
Other Assets (Note 7)	359,353	49,860

Capital Assets (Note 8):
Unproved Oil & Gas Properties Excluded From Amortization – Based On Full Cost Accounting	23,967,351	1,270,253
Furniture and Fixtures	75,654	55,803
	24,043,005	1,326,056

Total Assets	$34,690,768	$2,707,075

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable	1,547,273	585,253
Accrued Liabilities	755,282	273,850
	2,302,555	859,103

Long-term Liabilities (Note 9)	110,955	-

Asset Retirement Obligations (Note 10)	151,814	90,911

Deferred Income Taxes (Note 11)	57,000	-

	2,622,324	950,014

Stockholders' Equity
Share Capital (Note 12):
Authorized:
300,000,000 (2006 - 100,000,000) Common Shares Par Value .001 Each Issued & Outstanding 106,692,498 (2006 – 89,946,468) Common Shares	106,692	89,946
Shares Issuable (Note 12)	-	538,328
Additional Paid in Capital	39,143,392	5,212,777
Other Comprehensive Loss	(342,201)	(20,214)
Deficit Accumulated During The Exploration Stage	(6,839,439)	(4,063,776)
	32,068,444	1,757,061
Total Liabilities and Equity	$34,690,768	$2,707,075

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Consolidated Statements of Stockholders’ Equity (Deficiency)
For the Period From Date of Inception, April 7, 2004 to December 31, 2007
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	Number of Common Shares	Amount	Additional Paid in Capital	Deficit Accumulated During the Development Stage (Restated – Note 2)	Accumulated Other Comprehensive Loss (Restated – Note 2)	Shares Issuable (Restated – Note 2)	Total Shareholders’ Equity (Deficit) (Restated - Note 2)

Pre Bankruptcy	324,028	$324	$1,813,853	$(1,814,176)	$-	$-
Fresh Start Adjustments			(1,813,853)	1,814,176	(324)	-	-
Balance at April 7, 2004	324,028	324	-	-	(324)	-	-
Issuance of common stock	150,000	150	24,850	-	-	-	25,000

Contributions to capital			900	-	-		900
Net Loss			-	(62,613)	-	-	(62,613)
Balance at December 31, 2004	474,028	$474	$25,750	$(62,613)	$(324)	$-	$(36,713)

Net Loss	-	-	-	(1,133,790)	-	-	(1,133,790)
Foreign currency translation	-	-	-	-	(7,216)	-	(7,216)

Total comprehensive loss				(1,133,790)	(7,216)	-	(1,141,006)
Beneficial Debt Conversion			808,811	-	-	-	808,811
Shares to be Issued			-	-	-	773,637	773,637
Share Subscriptions Receivable	-	-	-	-	-	(72,000)	(72,000)
Balance at December 31, 2005	474,028	$474	$834,561	$(1,196,402)	$(7,540)	$701,637	$332,729

Net Loss	-	-	-	(2,867,374)	-	-	(2,867,374)
Foreign currency translation	-	-	-	-	(12,675)	-	(12,675)

Total comprehensive loss				(2,867,374)	(12,675)	-	(2,880,049)
Beneficial Debt Conversion			808,811	-	-	-	808,811
Issuance of common stock	89,472,440	89,472	4,309,047	-	-	(701,637)	3,696,882
Shares to be Issued			-	-	-	538,328	538,328
Stock-based Compensation	-	-	69,169	-	-	-	69,169
Balance at December 31, 2006	89,946,468	$89,946	$5,212,777	$(4,063,776)	$(20,214)	$538,328	$1,757,061

Net Loss	-	-	-	(2,775,663)	-	-	(2,775,663)
Foreign currency translation	-	-	-	-	(321,987)	-	(321,987)

Total comprehensive loss				(2,775,663)	(321,987)	-	(3,097,650)
Issuance of common stock	16,746,030	16,746	33,286,681	-	-	(538,328)	32,765,099
Stock-based Compensation	-	-	643,934	-	-	-	643,934
Balance at December 31, 2007	106,692,498	$106,692	$39,143,392	$(6,839,439)	$(342,201)	$-	$32,068,444

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Consolidated Statements of Operations
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005 (Restated – Note 2)	Cumulative Since Inception Apr. 7, 2004 to December 31, 2007

INCOME DURING THE EVALUATION PERIOD	$225	$27,134	-	$27,359

EXPENSES
Operating	20,543	13,572	-	34,115
General and Administrative	2,470,230	1,377,489	323,744	3,871,575
Stock-based Investor Relations	-	-	-	337,500
Depletion, Depreciation and Accretion including Ceiling Test Impairment Write-downs	218,841	1,507,021	1,235	1,727,097
Interest	94,083	-	808,811	902,894
	2,803,697	2,898,082	1,133,790	6,873,181

Loss Before Other Expenses (Income)	2,803,472	2,870,948	1,133,790	6,845,822
Other Expenses (Income)
Loss from valuation adjustment	-	-	-	25,000
Interest Income	(84,809)	(3,574)	-	(88,383)
	(84,809)	(3,574)	-	(63,383)

Loss before income taxes	2,718,663	2,867,374	-	6,782,439
Provision for Deferred Income Taxes	57,000	-	-	57,000

NET LOSS	$2,775,663	$2,867,374	$1,133,790	$6,839,439

Basic and diluted loss per share (Note 14)	$0.03	$0.04	$0.60

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Consolidated Statements of Cash Flows
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005 (Restated – Note 2)	Cumulative Since Inception April 7, 2004 to December 31, 2007

Operating Activities:

NET LOSS	$(2,775,663)	$(2,867,374)	(1,133,790)	$(6,839,439)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, Depreciation and Accretion	218,841	1,507,021	1,235	1,727,097
Interest Expense	-	-	808,811	808,811
Stock-Based Investor Relations Expense	-	337,500	-	337,500
Stock-Based Compensation	643,934	69,169	-	713,103
Provision for Deferred Income Taxes	57,000	-	-	57,000
Bad Debts Written off	11,908	-	-	11,908
Contributions to Capital	-	-	-	900
Non-Cash Working Capital Changes(Note 19)	(660,101)	44,929	23,813	(529,323)
Net Cash Used In Operating Activities	$(2,504,081)	(908,755)	(299,931)	(3,712,443)

Investment Activities:
Additions To Capital Assets	(7,508,553)	(2,636,668)	(214,779)	(10,360,000)
Additions To Other Assets	(309,493)	(29,611)	(20,249)	(359,353)
Net Cash Used In Investment Activities	(7,818,046)	(2,666,279)	(235,028)	(10,719,353)

Financing Activities
Shares Issued and Issuable	19,068,495	3,845,404	732,826	23,646,725
Long Term Liabilities	110,955	-	-	110,955
Net Cash Provided By Financing Activities	19,179,450	3,845,404	732,826	23,757,680

Foreign Currency Translation	321,987	(12,675)	(7,216)	(342,201)
Net Cash Increase	8,535,336	257,695	190,651	8,983,682

Cash beginning of year	448,346	190,651	-	-

Cash end of year	$8,983,682	$448,346	$190,651	$8,983,682

Cash is comprised of:
Balances with banks	$1,238,796	$448,346	$190,651	$1,238,796
Short term deposits	$7,744,886	$-	$-	$7,744,886
	$8,983,682	$448,346	$190,651	$8,983,682

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005
Stated in US dollars

1.   ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements include the accounts of Kodiak Energy Inc. and subsidiaries (collectively “Kodiak”, the “Company”, “we”, “us” or “our”) as at December 31, 2007  and December 31, 2006 and for the cumulative period from April 7, 2004 (inception)until December 31, 2007, and are presented in accordance with generally accepted accounting principles in the United States of America (“U. S. GAAP”).

The Company was incorporated under the laws of the state of Delaware on December 15, 1999 under the name “Island Critical Care, Corp.” with authorized common stock of 50,000,000 shares with a par value of $0.001. On December 30, 2004 the name was changed to “Kodiak Energy, Inc.” and the authorized common stock was increased to 100,000,000 shares with the same par value. On January 17, 2005 the Company affected a reverse split of 100 outstanding shares for one share. These consolidated financial statements have been prepared showing post split shares from inception. The Company was engaged in the development of the manufacture and distribution of medical instrumentation and it became inactive after the bankruptcy outlined below. During 2006, the Company increased its authorized capital to 300,000,000 common shares.

The Company is in the exploration stage and its efforts have been principally devoted to the raising of capital, organizational infrastructure development and the acquisition of oil and gas properties for the purpose of future extraction of resources.

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

Going Concern Uncertainty

These consolidated financial statements have been prepared assuming the Company will continue as a going concern, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company has not generated positive cash flow since inception and has incurred operating losses and will need additional working capital for its future planned activities. The recent financing described in Note 11 will provide sufficient working capital to fund the Company’s operations until mid 2008 when additional financing will be required unless sufficient cash flow is being obtained from the Company’s properties that comprise its near term capital programs. The success of these programs is yet to be determined. These conditions raise doubt about the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to finance ongoing operations. The Company’s strategy to address this uncertainty, includes additional equity and debt financing; however, there are no assurances that any such financings can be obtained on favorable terms, if at all. These financial statements do not reflect the adjustments or reclassification of assets and liabilities that would be necessary if the Company were unable to continue its operations.

2.   RESTATEMENT

In November, 2006, it was determined that it was necessary to restate the financial results for the year ended December 31, 2005 and for the periods ended March 31, 2006 and June 30, 2006. The purpose of the restatements is to correct errors found in accounting for transactions resulting from a lack of adequate procedures necessary to insure that records were maintained in reasonable detail to fairly reflect the transactions of the Company in the start up phase of operations. More specifically the errors found are outlined as follows:

•  Capitalization of items which should have been expensed under the successful efforts method of accounting for oil and gas property

•  Not recognizing the beneficial conversion feature of debt payable in common shares of the Company

•  Certain expenses paid after year end not being accrued for at period end

•  Expensing costs relating to issuance of common shares

•  Calculation errors made in the translation of Canadian operations to U.S. dollars

The Company's quarterly reporting in 2005 was not affected as the operations of the Company commenced in the fourth quarter.

In addition to the above noted errors, the Company changed its policy of accounting for oil and gas properties. The Company adopted the full cost method of accounting to better reflect its assets on a country-by-country basis and to make the financial presentation of its assets more comparable to its peers in the oil and gas industry.

Effects of the restatement by line item follow:

Consolidated Balance Sheet

	December 31, 2005 As Previously Reported	Impact of Errors	Change in Accounting Policy	December 31, 2005 As Restated
Cash	$235,793	$(45,142)		$190,651
Other Receivables	6,470	6,206		12,676
Prepaid Expenses	57,850	10,000		67,850
Total Current Assets	300,113	(28,936)		271,177

Other Assets	-	20,249		20,249

Oil & Gas Properties	267,956	(149,638)	$132,000	250,318
Furniture and Fixtures	13,903	1,918		15,821
Accumulated Amortization	(1,075)	(160)		(1,235)
Total Property, Plant & Equipment	280,784	(147,880)	132,000	264,904
Total Assets	580,897	(156,567)	132,000	556,330

Accounts Payable	101,255	(72,702)		28,553
Accrued Expenses	4,590	149,269		153,859
Convertible debt	-	41,189		41,189
Total Current Liabilities	105,845	117,756		223,601

Shares to be issued	800,000	26,263		773,637
Share subscription receivable	-	(72,000)	-	(72,000)
Additional paid in capital	25,750	808,811		834,561
Deficit Accumulated During the Development Stage	(309,502)	(1,018,901)	132,000	(1,196,403)
Accumulated Other Comprehensive Loss	(41,669)	34,130		(7,540)
Total Shareholders' Equity	475,052	(274,323)	132,000	332,729
Total Liabilities & Shareholders' Equity	$580,897	$(156,567)	$132,000	$556,330

Consolidated Statement of Operations

	Year Ended December 31, 2005 As Previously Reported	Impact of Errors	Change In Accounting Policy	Year Ended December 31, 2005 As Restated
Administrative Expense	$245,814	$209,930	$(132,000)	$323,744

Interest Expense	-	808,811	-	808,811

Loss Before Other Expense	(245,814)	(1,018,741)	132,000	(1,132,555)

Amortization of Furniture & Fixtures	(1,075)	(160)	-	(1,235)
Net Loss	$(246,889)	$(1,018,901)	$132,000	$(1,133,790)
Basic & Diluted Loss per Share	$(0.52)	$(2.15)	$0.28	$(2.39)

Consolidated Statement of Shareholders' Equity Period April 7, 2004 (Date of Inception) to December 31, 2005

	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Accumulated Other Comprehensive Loss	Shares Issuable	Total Shareholders' Equity
Balance December 31, 2005 as Previously Reported	$25,750	$(309,502)	$(41,669)	$800,000	$475.052

Impact of Errors	808,811	(1,018,901)	34,129	(98,363)	(274,323)

Change in Accounting Policy	-	132,000	-	-	132,000

Balance December 31, 2005 as Restated	834,561	$(1,196,402)	$(7,540)	$701,637	$332,729

Consolidated Statement of Cash Flow

	Year Ended December 31, 2005As Previously Reported	Impact of Errors	Change in Accounting Policy	Year Ended December 31,2005 As Restated

Net Loss	$(246,889)	$(1,018,901)	$132,000	$(1,133,790)
Amortization of Furniture & Fixtures	1,075	160		1,235
Interest Expense	-	808,811		808,811
Foreign Currency Translation	(41,346)	34,130		(7,216)
Change in Other Receivables	(6,470)	(6,206)		(12,676)
Change in Accounts Payable	64,542	(42,989)		21,553
Change in Accrued Expenses	4,590	68,196		72,786
Change in Cash Used in Operating Activity	(282,348)	(115,610)	132,000	(307,147)

Investing Activities
Additions to Capital Assets	(281,859)	(116,280)	132,000	(266,139)
Additions to Other Assets	-	(20,249)		(20,249)
Accounts Payable	-	7,000		7,000
Change in Accrued Expenses		44,360		44,360
Cash Used in Investing Activities	(281,859)	(85,169)	132,000	(235,028)

Financing Activities
Shares to be Issued	800,000	(98,363)		773,637
Share Subscription Receivable				(72,000)
Change in Prepaid Expenses	(10,000)			(10,000)
Convertible Debt	-	41,189		41,189
Cash Provided by Financing Activities	800,000	(108,363)		732,826

Net Cash Increase	235,793	(309,142)	264,000	190,651

Cash End of Period	$235,793	$(309,142)	$264,000	$190,651

The impact of the errors and change in accounting policy on the period from April 7, 2004 to December 31, 2005 is identical to the impact for the year ended December 31, 2005 as noted in the above schedules. There was no impact on the December 31, 2004 balance sheet.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Kodiak Petroleum ULC, Kodiak Petroleum (Montana), Inc., and Kodiak Petroleum (Utah), Inc. In British Columbia, Canada, the Company operates under the assumed name of Kodiak Bear Energy, Inc. All intercompany accounts and transactions have been eliminated.

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

Cash and Short-term Deposits

Cash consists of balances with financial institutions and investments in money market instruments, which have terms to maturity of three months or less at time of purchase.

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

An impairment loss is recognized in net earnings if the carrying amount of a cost center exceeds the “cost center ceiling”. The carrying amount of the cost center includes the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes and the cost center ceiling is the present value of the estimated future net cash flows, using yearend unescalated prices, from proved oil and natural gas reserves discounted at ten percent (net of related tax effects) plus the lower of cost or fair value of unproved properties included in the costs being amortized (and/or the costs of unproved properties that have been subject to a separate impairment test and contain no probable reserves).

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

Income Taxes

Income taxes are determined using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Per FASB Interpretation (FIN 48) (See Note 4) under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2007, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

Stock-Based Compensation

The Company records compensation expense for share based payments using the fair value method pursuant to Financial Accounting Standards Board Statement (“FASB”) No. 123R. The fair value of share-based compensation to employees will be determined using an option pricing model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees are measured based on the fair value of the goods or services received. Stock-based compensation expense is included in general and administrative expense with a corresponding increase to Additional Paid in Capital. Upon the exercise of the stock options, consideration paid together with the previously recognized Additional Paid in Capital is recorded as an increase in share capital.

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

Revenue Recognition

Revenues from the sale of petroleum and natural gas are recorded when title passes from the Company to its petroleum and/or natural gas purchaser and collectability is reasonably assured. The Company will begin recording revenue once it is determined there are proved reserves.

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

4.   RECENT ACCOUNTING PRONOUNCEMENTS

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was not a material impact on the Company’s consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48. At December 31, 2007, the Company had no significant unrecognized tax positions and the Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company’s tax positions are subject to examination by tax authorities. As at December 31, 2007, the Company’s tax years 2005 to present are open for United States – Federal and State jurisdictions and Canada – Federal and Provincial jurisdictions.

The following new accounting standards have been issued, but have not yet been adopted by the Company:

In November, 2007, FASB issued SFAS No. 141(R), Business Combination. FAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. FAS 141(R) is effective for both public and private companies for fiscal years beginning on or after December 15, 2008. FAS 141(R) will be applied prospectively. Early adoption is prohibited. The Company has not yet determined this pronouncement’s potential impact.

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

5.   ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31, 2007	December 31, 2006

Non-operating Partner joint venture accounts	$454,179	$294,284
Operator cash call advances	76,388	250,130
Government of Canada Goods and Services Tax Claims	621,254	114,363
Accrued interest receivable	57,096	-
Other	5,336	27,198
	$1,214,253	$685,975

6.   PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits consist primarily of unexpired insurance premiums and software license user fees. An amount of $186,924 (2006 - $170,884) representing the Company’s share of a refundable Northwest Territories work deposit with Indian & Northern Affairs Canada was approved for refund in September, 2007 and was received by the Company in October, 2007, leaving no balance on deposit as at December 31, 2007.

7.   OTHER ASSETS

Other assets represent long term deposits required by governmental regulatory authorities for environmental obligations relating to well abandonment and site restoration activities.

	December 31, 2007	December 31, 2006

Alberta Energy and Utility Board Drilling Deposit	$87,518	$23,808
Alberta Energy Royalty Deposit	4,723	4,074
British Columbia Oil and Gas Commission Deposit	267,112	21,978
	$359,353	$49,860

8.   CAPITAL ASSETS
	Cost	Accumulated Depreciation and Depletion	Net Book Value December 31, 2007
Oil and Gas Properties:

Canada	$18,595,042	$1,651,037	$16,944,005
United States	7,023,346	-	7,023,346
	25,618,388	1,651,037	23,967,351

Furniture and Fixtures	128,412	52,758	75,654
Total	$25,746,800	$1,703,795	$24,043,005

	Cost	Accumulated Depreciation And Depletion	Net Book Value December 31, 2006
Oil and gas Properties:

Canada	$2,182,075	$1,476,657	$705,418
United States	564,835	-	564,835
	2,746,910	1,476,657	1,270,253

Furniture and Fixtures	69,564	13,761	55,803
Total	$2,816,474	$1,490,418	$1,326,056

During the year ended December 31, 2007, the Company capitalized $193,173 (2006 - $ Nil) of general and administrative personnel costs attributable to acquisition, exploration and development activities.

Unproved Properties

Included in oil and gas properties are the following costs related to Canadian and United States unproved properties, valued at cost, that have been excluded from costs subject to depletion:

	December 31, 2007	December 31, 2006
Canada
Land acquisition and retention	$9,284,017	$84,263
Geological and geophysical costs	6,371,954	241,017
Exploratory drilling	1,114,763	192,430
Tangible Equipment and Facilities	127,217	187,708
Other	46,054	-
	$16,944,005	$705,418

United States
Land acquisition and retention	$6,206,389	$-
Geological and geophysical costs	383,800	132,000
Exploratory drilling	409,246	408,924
Tangible Equipment and Facilities	-	-
Other	23,911	23,911
	$7,023,346	$564,835
	$23,967,351	$1,270,253

Drilling programs are being planned for 2008-2009 for our North West Territories and British Columbia properties in Canada and a drilling program is currently underway on our New Mexico property in the United States. It is estimated by management that the unproved property costs associated with these three properties, which in the aggregate constitutes approximately $22,954,994 of our total unproved property costs as at December 31, 2007, will be included in our costs subject to depletion during 2008 or 2009.

Ceiling Test

The Company has performed ceiling tests for its Canadian and United States geographical cost centers. As at December 31, 2007 and 2006, the carrying values of the Company’s unproved properties in its Canadian and United States cost centers were assessed by management and costs attributable to certain Canadian cost center properties were determined to be unsupportable. Consequently, ceiling test impairment write-downs of $174,380 (2006 - $1,419,946) were recorded and included in depletion, depreciation and accretion.  It was determined that no impairment existed in its United States cost center as at December 31, 2007 or 2006.

Property Acquisition

On September 28, 2007 the Company purchased from Thunder Energy, Inc. (“Thunder”)and CIMA Holdings, Inc.(“CIMA”), a subsidiary of Thunder, 100% of Thunder’s interest in its EL 413 Exploration License in the Northwest Territories and 100% of CIMA’s interest in their New Mexico properties in consideration for $1 million cash and 7,000,000 common shares of the Company valued at $14,000,000 ($2.00 per common share) and a commitment to issue in the future an additional 11,000,000 common shares of the Company upon the achievement of certain milestones in connection with the acquired properties. All acquired properties are unproved.

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

9.   LONG TERM LIABILITIES

As at December 31, 2007, the Company held $110,955 (2006 - $ Nil) in funds advanced by partners for their share of a drilling deposit required to be lodged by the Company with the British Columbia Oil and Gas Commission (see Note 6) as security for future well abandonment and site restoration activities.

Notes Payable

During the second and third quarters of 2007, the Company received $3,300,000 in advances from a European lender which bore interest at 9½% per annum and were unsecured. On September 28, 2007, the lender was repaid $2,567,500 in 1,027,000 common shares issued as part of the financing described in Note 12. On October 1, 2007, the balance of $732,500 was repaid in full in cash with accrued interest of $94,055. The Company had no borrowings in 2006 and 2005.

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

10. ASSET RETIREMENT OBLIGATIONS

Changes in the carrying amounts of the asset retirement obligations associated with the Company’s oil and natural gas properties are as follows:

Asset Retirement Obligations, December 31, 2005	$-
Obligations incurred	86,193
Accretion	4,718
Asset retirement obligations, December 31, 2006	90,911
Obligations incurred	106,721
Accretion	8,503
Retirements	(54,321)
Asset retirement obligations, December 31, 2007	$151,814

At December 31, 2007, the estimated total undiscounted amount required to settle the asset retirement obligations was $ 213,880 (2006 - $126,307; 2005 - $ Nil). These obligations will be settled at the end of the useful lives of the underlying assets, which currently extends up to 8 years into the future. This amount has been discounted using a credit adjusted risk-free interest rate of 7.5% and a rate of inflation of 2.5%.

11.  INCOME TAXES

As at December 31, 2007, the Company's deferred tax asset is attributable to its net operating loss carry forward of approximately $4,053,000 (2006 - $647,000; 2005 - $153,000), which will expire if not utilized in the years 2024, 2025, 2026 and 2027. Of this amount, approximately $402,000 (2006 - $397,000; 2005 - $139,000) is attributable to the Company's Canadian operations. As reflected below, this benefit has been fully offset by a valuation allowance based on management's determination that it is not more likely than not that some or all of this benefit will be realized.

For the years ended December 31, 2007, 2006, 2005 and for the period from date of inception, April 7, 2004 to December 31, 2007, a reconciliation of income tax benefit at the U.S. federal statutory rate to income tax benefit at the Company's effective tax rates is as follows.

	2007	2006	2005	Cumulative
Income tax benefit at statutory rate	$998,000	$1,080,000	$397,000	$2,497,000
Permanent Differences	2,000	(132,000)	(280,000)	(410,000)
State tax benefit, net of federal taxes	41,000	1,000	8,000	53,000
Foreign taxes, net of federal benefit	(64,000)	12,000	(2,000)	(49,000)
Change in valuation allowance	(977,000)	(961,000)	(123,000)	(2,091,000)

Income tax benefit at effective rate	$-	$-	$-	$-

Deferred tax assets (liabilities) at December 31, 2007, 2006 and 2005 are comprised of the following:

	2007	2006	2005
Deferred tax assets
Deferred costs	$-	$443,000	$-
Deferred deduction on stock-based Compensation expense	249,000	24,000	-
Net operating loss carryover	4,053,000	647,000	153,000
Total deferred tax asset	4,302,000	1,114,000	153,000

Deferred Tax liabilities
Excess of U.S. tax deductions over book amounts written off	2,154,000	-	-
Canadian flow-through-share expenditures renounced	57,000	-	-
Total deferred tax liabilities	2,211,000	-	-

Net deferred tax asset before valuation allowance	2,091,000	1,114,000	153,000
Less valuation allowance	(2,091,000)	(1,114,000	(153,000)

Net deferred tax asset	$-	$-	$-

12. SHARE CAPITAL

Authorized:
December 31, 2007 and 2006 – 300,000,000 (2005 – 100,000,000) common shares at $0.001 par value

The following share capital transactions occurred during the periods:

Shares Issued	Number	Par Value	Additional Paid in Capital
Balance December 31, 2004	474,028	$474	$25,750
Beneficial Debt Conversion (Note 8)	-	-	808,811
Balance December 31, 2005	474,028	474	834,561
Private Placement, net of costs(a)	16,000,000	16,000	756,655
Private Placement, net of costs(b)	933,324	933	1,259,067
Issued for service(c)	1,000,000	1,000	40,189
2:1 Stock split(d)	18,407,352	18,407	(18,407)
Issued for service, net of costs(e)	7,500,000	7,500	314,474
2:1 Stock split(f)	44,314,714	44,315	(44,315)
Private Placement, net of costs(g)	1,130,000	1,130	1,766,130
Private Placement, net of costs(h)	187,050	187	235,254
Stock-based compensation (note 12)	-	-	69,169
Balance December 31, 2006	89,946,468	89,946	5,212,777
Corrections to previous years’ numbers	460	-	-
Private Placement, net of costs (h)	30,000	30	38,298
Private Placement, net of costs (i)	440,000	440	499,560
Private Placement, net of costs (j)	420,000	420	474,580
Private Placement, net of costs (k)	2,447,900	2,448	2,777,427
Private Placement, net of costs (l)	2,756,000	2,756	6,218,489
Private Placement, net of costs (l)	1,866,670	1,867	5,150,143
Private Placement (m)	7,000,000	7,000	13,993,000
Private Placement, net of costs (n)	335,000	335	924,265
Private Placement, net of costs (o)	1,450,000	1,450	3,210,919
Stock-based compensation (note 9)	-	-	643,934
Balance December 31, 2007	106,692,498	$106,692	$39,143,392

Shares Issuable	2007		2006		2005
	Number	Value	Number	Value	Number	Value
Opening Balance	470,000	$538,328	16,000,000	$773,637	-	-
Issued during the period	(470,000)	(538,328)	(16,000,000)	(773,637)	-	-
Private Placement, net of costs (a)	-	-	-	-	16,000,000	$773,637
Private Placement, net of costs (h)	-	-	30,000	38,768	-	-
Private Placement, net of costs (i)	-	-	440,000	499,560	-	-

Closing Balance	-	$-	470,000	$538,328	16,000,000	$773,637

(a)
    On January 13, 2006, 16,000,000 shares of common stock were issued pursuant to two private placements that closed December 22, 2005 (13,650,000 shares for gross proceeds of $300,000) and December 30, 2005 (910,000 shares, for gross proceeds of $500,000) respectively, recorded as Shares Issuable at December 31, 2005 in the amount of $773,637 (net of share issue costs of $26,363) as the share certificates were not issued until January 13, 2006.

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

(d)
    On February 20, 2006 the Company’s stock split forward by paying a stock dividend to our existing shareholders. All shareholders of record on February 14, 2006 received 1 dividend share for every share they owned amounting to 18,407,352 shares of common stock issued.

(e)
    During 2006, the Company issued 7,500,000 (2005 – Nil) common shares, pursuant to an S8 registration, for services provided to the Company that have been recorded under the provisions of SFAS No. 123R relating to transactions with non-employees where the fair value of the investor relations services rendered has been recorded as General & Administrative Expense and an increase in Additional Paid In Capital (less share issue costs of $15,526. The recorded value of the transaction was $337,500 and was based on the value of the invoices rendered for the services provided and an allowance for the lack of liquidity in the market for the Company’s common shares. These transactions were in the normal course of business and agreed to by the non-employees and the Company based on negotiation and accordingly had been measured at the exchange amounts.

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

(h)
    In December 2006, the Company closed private placements for 54,375 units (217,450) common shares) at a price per unit of $6.40 Cdn. ($1.60 Cdn. per share) for aggregate proceeds of $348,000. Each unit entitles the subscriber to three flow-through common shares and one common share. The flow-through shares entitle the holder to a Canadian Exploration Expense deduction under the Canada Income Tax Act. Of these shares, 30,000 were classified, net of share issue costs of $38,768, as Shares Issuable as at December 31, 2006 as the share certificates were not issued until February, 2007.

(i)
    On December 22, 2006, the Company received proceeds for a private placement of 440,000 units at a price of $1.25 per unit that closed on February 20, 2007 for gross proceeds of $550,000. Each unit entitled the subscriber to one common share of the Company and one warrant. These common shares were classified, net of share issue costs of $50,000, as Shares Issuable as at December 31, 2006 as the share certificates were not issued until January, 2007. Each warrant entitles the warrant holder to exchange one warrant for one common share at a price at a price of $1.50 until December 22, 2008.

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

(l)
    On September 28, 2007, the Company closed a brokered private placement offering for an aggregate of 4,622,670 common shares for aggregate gross proceeds of $12,490,010. Of the total number of shares, 2,756,000 were sold at a purchase price of $2.50 per share for gross proceeds of $6,890,000 and 1,866,670 were sold on a Canadian flow through share basis at a purchase price of $3.00 for gross proceeds of $5,600,010. Share issue costs associated with this offering totaled $1,116,755. In connection with the offering, the broker was granted warrants to purchase, until March 28, 2009, (i) 220,480 common shares of the Company at a price of $2.50 per share and (ii) 149,334 common shares of the Company at a price of $3.00 per share. The broker was also granted a right of first refusal for future securities offerings in Canada and investment banking and advisory rights for a period of 18 months. As a condition of the agency agreement, the Company committed to seek a listing on the Toronto Venture Stock Exchange for its common shares. Such listing was approved on December 21, 2007 and the Company’s common shares commenced trading on the Exchange December 24, 2007.

(m)
    On September 28, 2007, the Company issued 7,000,000 common shares valued at a price of $2.00 per share for gross proceeds of $14,000,000 as partial consideration for the acquisition of certain unproved oil and gas properties in Canada and the United States. The Company also committed to issue up to an additional 11,000,000 common shares of the Company upon the achievement of certain milestones in connection with the acquired properties as set out in Note 8.

(n)
    On October 3, 2007, the Company closed a second portion of the brokered private placement (“the Offering”) of common shares and flow through common shares that closed on September 28, 2007. Pursuant to the Offering, the Company issued an additional 335,000 flow through common shares at a purchase price of $3.00 per share for total gross proceeds of $1,005,000 and granted a warrant to the broker to purchase, until April 3, 2009, 26,800 common shares at a purchase price of $3.00 per share. Share issue costs associated with this portion of the Offering amounted to approximately $80,400.

(o)
    On October 30, 2007 and November 1, 2007, the Company closed additional brokered private placement financings aggregating 1,450,000 common shares and flow through common shares for aggregate gross proceeds of $3,650,000. Pursuant to those private placements, the Company issued 1,400,000 common shares at a purchase price of $2.50 per common share for proceeds of $3,500,000 and 50,000 flow through common shares at a purchase price of $3.00 per share for proceeds of $150,000 and granted warrants to the broker to purchase, until April 30, 2009, 80,000 common shares at a purchase price of $2.50 per share and 4,000 common shares at a purchase price of $3.00 per share and, until May 1, 2009, 32,000 common share at a purchase price of $2.50 per share. Share issue costs associated with this private placement amounted to approximately $437,631.

The following common shares were reserved for issuance:

	Exercise Price ($)	Equivalent Shares Outstanding	Weighted Average Years to Expiry	Option Shares Vested

Stock Options (see summary below)	$1.28 - $2.74	2,035,000	4.03	Nil
Warrants (see summary below)	$1.50 - $3.50	4,950,514	1.80	-
Thunder Acquisition (Note 8)		11,000,000
Total Shares Reserved		17,985,514

Stock Option Plan

The Company has a stock option plan under which it may grant options to its directors, officers, employees and consultants for up to a maximum of 10% of its issued and outstanding common shares at market price at the date of grant for up to a maximum term of five years. Options are exercisable equally over the first three years of the term of the option. On October 23, 2006, the Company granted options for 1,000,000 common shares to five directors of the Company. Also on October 23, 2006 the Company granted options for 280,000 common shares to an officer of the Company, which options were cancelled in December 2006. On December 1, 2006, the Company granted options for 125,000 common shares to a consultant of the Company. During 2007, the Company granted options for 910,000 common shares to an officer, four consultants of the Company and to three senior advisors of the Company. To date, no options have been exercised.

A summary of outstanding options under the plan follows:

	Expiry Date	Number of Option Shares	Weighted Average Exercise Price
Balance December 31, 2004 and 2005		-	-

Options Granted October 23, 2006	Oct 23/11	1,000,000	$1.50
Options Granted December 1, 2006	Dec 1/11	125,000	$1.28
Balance December 31, 2006		1,125,000	$1.48

Options Granted January 3, 2007	Jan 3/12	280,000	$1.29
Options Granted February 1, 2007	Feb 1/12	100,000	$1.35
Options Granted April 2, 2007	Apr 2/12	300,000	$1.75
Options Granted August 1, 2007	Aug 1/12	130,000	$2.74
Options Granted December 1, 2007	Dec 1/12	100,000	$2.58
Balance December 31, 2007		2,035,000	$1.62

Warrants

During 2006 and 2007, the Company, as part of certain private placement financings, issued warrants that are exercisable in common shares of the Company. A summary of such outstanding warrants follows:

	Exercise Price	Expiry Date	Equivalent Shares Outstanding	Weighted Average Years to Expiry
Balance December 31, 2004 and 2005	-	-	-	-

Issued June 30, 2006(g)	$2.70-$3.50	June 30/11	1,130,000	3.50
Balance December 31, 2006			1,130,000

Issued February 20, 2007(i)	$1.50	Feb. 20/09	420,000	1.14
Issued February 20, 2007(j)	$1.50	Feb. 20/09	440,000	1.14
Issued May 10, 2007(k)	$1.50	May 10/09	2,447,900	1.36
Issued September 28, 2007(l)	$2.50	Mar. 28/09	220,480	1.24
Issued September 28, 2007(l)	$3.00	Mar. 28/09	149,334	1.24
Issued October 3, 2007(n)	$3.00	Apr. 3/09	26,800	1.25
Issued October 30, 2007(o)	$2.50	Apr. 30/09	80,000	1.33
Issued October 30, 2007(o)	$3.00	Apr. 30/09	4,000	1.33
Issued November 1, 2007(o)	$2.50	May 1/09	32,000	1.33
Issued 2007			3,820,514	1.30
Balance December 31, 2007			4,950,514	1.80

13.  STOCK-BASED COMPENSATION

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

	2007	2006	2005

Risk free interest rate	3.65-4.57%	3.74-4.11%	-
Expected holding period	3 years	3 years	-
Share price volatility	75%	75%	-
Estimated annual common share dividend	$ nil	$ nil	$ nil

The fair value of options granted during the year ended December 31, 2007 totaled $1,166,060 (2006 - $ 1,082,000; 2005 $ Nil). The amount of share-based compensation expense recorded during the year ended December 31, 2007 is $ 643,934 (2006 – $ 69,169; 2005 - $ Nil) and has been included in General and Administrative Expense with a corresponding credit to additional paid in capital. The balance of the fair value of the options to be expensed in future periods is $1,536,957 (2006 - $1,012,831; 2005 - $ Nil) over a vesting period of three years.

14.  LOSS PER SHARE

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005 (Restated - Note 2)
Numerator:
Numerator for basic and diluted loss per share
Net Loss	$2,775,663	$2,867,374	$1,133,790

Denominator:
Denominator for basic loss per share
Weighted average shares outstanding	95,850,148	81,193,240	1,896,112
In the money stock options	841,415	-	-
In the money warrants	1,218,576	-	-
Contingent Thunder shares	1,171,233	-	-

Denominator for diluted loss per share
Weighted average shares outstanding	99,081,371	81,193,240	1,896,112

Basic and diluted loss per share	$0.03	$0.04	$0.60

The weighted average number of shares outstanding for 2005 and 2006 have been adjusted retroactively for the two 2:1 stock splits that occurred in 2006.

Of the contingent shares related to the property acquisition described in note 8, only 4.5 million shares of the 11 million total contingent shares are assumed to be issued for purposes of the 2007 diluted loss per share calculation. The 7.5 million shares relating to the significant discovery and production milestones have been excluded because their inclusion would be anti-dilutive.

15.  COMMITMENTS AND CONTINGENCIES

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

Canadian Flow-through Share Commitments

Of the private placement shares sold in the September and October, 2007 financings, 2,251,670 were sold at a purchase price of $3.00 for gross proceeds of $6,755,010 and on the basis that the Company would provide the purchaser a Canadian tax flow through deduction. In order to provide such flow through share tax deduction benefits to the investors, the Company has committed to expend the proceeds on eligible capital expenditures in Canada prior to December 31, 2008 and renounce such expenditures to the flow through share investors. In January, 2008, these expenditures were renounced effective December 31, 2007. Failure to incur such expenditures prior to December 31, 2008 could result in a liability of the Company for any Canadian tax consequences to the investors.

Potential Litigation

There is a threatened litigation matter which comprises a potential claim by a partner against the Company regarding the terms of the EL 413 North West Territory farm-out agreement entered into in 2006. The potential outcome and loss to the Company is unknown; however, in the opinion of management, this matter is not expected to result in any material adverse impact on the Company’s financial position.

16.  FINANCIAL INSTRUMENTS

The Company, as part of its operations, carries a number of financial instruments. It is management’s opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments except as otherwise disclosed.

The Company’s financial instruments, including cash and short term deposits, accounts receivable, accounts payable and accrued liabilities are carried at values that approximate their fair values due to their relatively short maturity periods.

17.  RELATED PARTY TRANSACTIONS

On December 22, 2005, officers and directors of the Company purchased 10,200,000 common shares of the Company at $0.02 per share for $204,000. These shares were not issued by the transfer agent until January 13, 2006 and were reflected in shareholders’ equity as part of the caption “Shares to be Issued” at December 31, 2005.

On December 28, 2005, a director of the Company purchased 50,000 common shares of the Company  at $.50 per share for $25,000. These shares were not issued by the Transfer Agent until January 13, 2006 and were reflected in shareholders’ equity as part of the caption “Shares To Be Issued” at December 31, 2005.

During the year ended December 31, 2006, the Company paid $61,087 (2005 - $131,156) to companies which, at that time, beneficially owned 9.3% (2005 – 9.1%) of the Company for investor relations services. Of this amount, investor relations services in the amount of $61,087 (2005 - $54,793) are included in Administrative Expenses and private placement commissions of $ Nil (2005 - $26,363) are included as share issue costs in Additional Paid In Capital.

During the year ended December 31, 2006, the Company issued 2,000,000 common shares of the Company in consideration for corporate development services rendered to the Company by an individual, who beneficially owned 9.3% of the Company. The shares were valued at market price of $.05 per share and were recorded as General and Administrative Expense and an addition to Additional Paid in Capital.

For the year ended December 31, 2007, the Company paid $108,624 (2006 - $83,259; 2005 - $40,744)to Sicamous Oil & Gas Consultants Ltd., a company owned by the current Chief Executive Officer, President & Chief Operating Officer of the Company for consulting services rendered to the Company. These amounts were charged to General and Administrative Expense.

For the year ended December 31, 2007, the Company paid $51,125 (2006 - $53,247; 2005 - $27,897) to MHC Corp., a company owned by the former Chief Executive Officer of the Company for consulting services rendered to the Company. These amounts were charged to General and Administrative Expense. As of December 1, 2007, this individual resigned as Chief Executive Officer.

For the year ended December 31, 2007, the Company paid $86,550 (2006 and 2005 - $ nil) to Harbour Oilfield Consulting Ltd., a company owned by the Vice President – Operations of the Company for consulting services rendered to the Company. Of these amounts $27,378 (2006 and 2005 - $ nil) was capitalized to Unproved Oil and Gas Properties and $59,172 (2006 and 2005 - $ nil) was charged to General and Administrative Expense

For the year ended December 31, 2007, the Company paid $128,711 (2006 and 2005 - $ nil) to the current Chief Financial Officer of the Company for services rendered to the Company. These amounts were charged to General and Administrative Expense.

For the year ended December 31, 2006, the Company paid $29,508 (2005 - $ nil) to the prior Chief Financial Officer of the Company for services rendered by her.

These related party transactions were in the normal course of business and agreed to by the related parties and the Company based on negotiations and Board approval and accordingly had been measured at the exchange amounts.

As at December 31, 2007, 2006 and 2005, no other amounts were owing to any related parties for services rendered.

18.  SEGMENTED INFORMATION

The Company’s two geographical segments are the United States and Canada. Both segments use accounting policies that are identical to those used in the consolidated financial statements. The Company’s geographical segmented information is as follows:

	Year Ended December 31, 2007
	U. S.	Canada	Total
Income during the Evaluation Period	$-	225	225
Net Loss	(57,193)	(2,718,470)	(2,775,663)
Capital Assets	7,023,346	17,019,659	24,043,005
Total Assets	7,549,538	27,141,230	34,690,768
Capital Expenditures	6,458,511	16,471,815	22,930,826

	Year Ended December 31, 2006
	U. S.	Canada	Total
Income during the Evaluation Period	$-	27,134	27,134
Net Loss	20,668	2,846,706	2,867,374
Capital Assets	564,835	761,221	1,326,056
Total Assets	650,953	2,056,122	2,707,075
Capital Expenditures	432,835	2,002,915	2,435,750

	Year Ended December 31, 2005
	U. S.	Canada	Total
Income during the Evaluation Period	$-	-	-
Net Loss	-	1,133,790	1,133,790
Capital Assets	132,000	132,904	264,904
Total Assets	132,000	424,330	556,330
Capital Expenditures	132,000	134,139	266,139

19. CHANGES IN NON-CASH WORKING CAPITAL
	Year Ended Dec. 31, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005	Cumulative Since Inception April 7, 2004 to Dec. 31, 2007
Operating Activities:
Accounts Receivable	$(650,850)	(20,483)	(12,676)	(683,686)
Prepaid Expenses and Deposits	(49,613)	9,955	(57,850)	(97,508)
Accounts Payable	11,471	91,852	21,553	124,876
Accrued Liabilities	28,891	(36,395)	72,786	101,955
Other	-	-	-	25,000

Total	$(660,101)	44,929	23,813	(529,323)

Investing Activities:
The total changes in investing activities non-cash working capital accounts, which is detailed below, pertains to capital asset additions and has been included in that caption in the Statement of Cash Flow:

Accounts Receivable	$122,572	(653,129)	-	(530,567)
Prepaid Expenses and Deposits	155,976	(138,943)	-	17,033
Accounts Payable	867,152	441,778	7,000	1,308,930
Accrued Liabilities	232,542	200,746	44,360	433,288

Total	$1,378,242	(149,558)	51,360	1,228,684

Financing Activities:
The total changes in financing activities non-cash working capital accounts, which is detailed below, pertains to shares issued and issuable and has been included in that caption in the Statement of Cash Flow:

Prepaid Expenses and Deposits	$-	-	(10,000)	(10,000)
Accounts Payable	83,396	30,072	-	113,468
Accrued Liabilities	220,000	-	-	220,000
Convertible Debt	-	(41,189)	41,189	-

Total	$303,396	(11,117)	31,189	323,468

20.  SUBSEQUENT EVENT

On February 8, 2008, the Company purchased an additional interest in the Lucy, B.C. property for cash consideration of approximately $417,000.

ITEM 9.     CONTROLS AND PROCEDURES

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

After discussing these matters with management the CFO, at that time, recommended to the Audit Committee that previously reported financial results be restated to reflect correction of these errors. The Audit Committee agreed with this recommendation. Pursuant to the recommendation of the Audit Committee, the Board of Directors determined at its meeting on November 3, 2006, that previously reported results for the Company be restated. On December 14, 2006 amended financial statements for the above noted periods were filed.

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

Remediation of Material Weakness in Internal Control

During December, 2006 and early 2007, the company hired a Controller, a new CFO, a Vice-President Operations and additional qualified personnel. The new staff has implemented adequate procedures and documentation necessary to ensure the records fairly reflect the transactions of the Company.

In July, 2007, the Company initiated a review of its corporate policies and procedures with a goal of having the Company become fully SOX compliant by year end 2007. Such policies and procedures have been implemented and others strengthened. Testing of such policies and procedures has been undertaken during the last quarter of 2007 and the first quarter of 2008.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report. They concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequate and effective in ensuring that material information relating to the Company would be made known to them by others within those entities, particularly during the period in which this report was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). Under the supervision and with the participation of our management, including our principal executive officer (CEO) and principal financial officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.  Management identified the following material weaknesses during its assessment of our internal control over financial reporting as at December 31, 2007.

Segregation of Duties and Access to Critical Accounting Systems

We had a material weakness related to certain employees who had incompatible responsibilities within all significant processes affecting financial reporting.  We also had a material weakness resulting from our failure to implement controls to restrict access to financially significant systems or to monitor access to those systems, which resulted in conflicting access and/or inappropriate segregation of duties.  These material weaknesses affect all significant accounts.

Our management has discussed the material weaknesses described above and other deficiencies with our Audit Committee.  In an effort to remediate the identified material weaknesses, we have initiated plans to undertake the following remediation activities:

We plan to establish segregation of duties matrices and review the job responsibilities of our personnel to evaluate how to create appropriate segregation of duties, to the extent economically feasible given the size and complexity of our operation.  To the extent possible we plan to limit user access to segregate duties within our IT systems.  Where that is not possible, we plan to implement controls to verify that incompatible functions performed by the same individual are appropriately monitored.

In addition, we plan to add a process for the IT department to monitor access rights according to the segregation of duties matrices and provide periodic exception reports for management.

We have documented this assessment and made this assessment available to our independent registered Chartered Accountants. We recognize that all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by Meyers Norris Penny LLP, independent registered Chartered Accountants, as stated in their report which is on page 16 of this Form 10-K. Meyers Norris Penny LLP also audited our Financial Statements as stated in their report which is on page 19 of this Form 10-K.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

B. Directors and Executive Officers

Name	Age	Title
Mark Hlady	48	Chairman of the Board
William Tighe	56	CEO, COO, President and Director
Peter Schriber	65	Director
Glenn Watt	32	Vice President Operations and Director
Marvin Jones	70	Director
William Brimacombe	64	Chief Financial Officer

Mr. Mark Hlady is the Chairman of the Board of the Company. Mr. Hlady also held the position of Chief Executive Officer of the Company from September, 2005 to November, 2007 and Chief Financial Officer of the Company from September, 2005 to August, 2006 and from November to December, 2006. Mr. Hlady is a director of Critical Outcome Technologies Inc. and International Petro Real Oil Corporation (IOC), both of which are publicly traded companies and has been President of IOC since January, 2007. Since 2005, Mr. Hlady has also been President of Global Sport Marketing Ltd., a company engaged in the business of sports marketing. Prior to September, 2005, Mr. Hlady was Chief Executive Officer of Fortress Financial Corp., a private Alberta corporation. From June, 1993 to November, 2004, Mr. Hlady served three terms as Member of the Alberta Provincial Legislative Assembly for Calgary-Mountain View constituency. During his term in the Alberta Legislature Mr. Hlady served on many oil and gas and energy related committees including; Chair of the Standing Policy Committee on Energy and Sustainable Development for the Province of Alberta, Standing Policy Committee for Natural Resources of Alberta, Canadian Energy Research Institute (CERI), US Energy Council - Foreign Representative (Canada), Alberta Representative to the Alaska Highway Pipeline Committee, Alberta/Alaska Bilateral Council and Government Representative to the Alberta Land Surveyors Association. Mr. Hlady has a Bachelor of Physical Education from the University of Calgary.

Mr. William Tighe has held the positions of Chief Operating Officer, President and Director of the Company since September, 2005 and Chief Executive Officer of the Company since December, 2007. Since 2005, Mr. Tighe has focused on developing Kodiak’s business interests. His past experience includes approximately thirty years in management, operations, maintenance, and more recently major/minor projects for both canadian and other international energy companies. These positions were in a variety of field settings from the heavy oil industry, sour gas/liquids plants in Alberta and British Columbia and the sub-arctic in Canada, to design offices, construction, C&SU and operation of large gas/liquids processing operations in southeast Asia. Since 2004, Mr. Tighe has worked for Suncor Energy Ltd. as a Business Services Manager, Growth Planning and Development. From 2000 until 2004 Mr. Tighe worked for Petro China International as Operations Development and Commissioning Manager. Prior to that, Mr. Tighe had extensive experience both in Alberta and internationally in the oil and gas industry. Mr. Tighe attended the University of Calgary where he studied general science and computer science. He holds an Interprovincial Power Engineering Certification II Class.

Mr. Glenn Watt has been a director of the company since November 28, 2005 and Vice President Operations of the Company since April, 2007. Prior to joining Kodiak, Mr Watt has worked primarily in the Western Canadian Sedimentary Basin and from May, 2003 to March, 2007, was drilling and completions superintendent for a large canadian oil and gas royalty trust. Prior to that, he worked for a major oil & gas company as a completions superintendent. He has additional field experience working on drilling rigs in Alberta and British Columbia. Mr. Watt has an honors diploma in Petroleum Engineering Technology from the Northern Alberta Institute of Technology and a Bachelor of Applied Petroleum Engineering Technology Degree from the Southern Alberta Institute of Technology.

Mr. Peter Schriber has been a director of the company since November 28, 2005. Mr. Schriber is currently an independent financial consultant. Mr. Schriber is active in mergers and acquisitions as well as debt and equity financing for private and public companies. Prior to 1999, Mr. Schriber was a director and partner of a Vancouver based brokerage firm. Prior to that Mr. Schriber was a Vice President and Manager of Corporate Lending with the canadian division of a Swiss Bank. Mr. Schriber has a degree in Commerce from a Swiss Institution and he graduated as a Fellow of the Institute of Canadian Bankers. Mr. Schriber is also a member of the Canadian Bankers Association.

Mr. Marvin Jones has been a director of the Company since April 24, 2006 and has more than forty-five years of North American and international oil and gas experience, with the last thirty years being at the management level in oil and gas drilling and services industries. Mr. Jones is a past President of Trinidad Drilling, a past Vice President of Challenger International Services, and a past Vice President of Thomson Industries. He is a recipient of the CAODC Honorary Life Membership Award and is a past President of CAODC and many other charitable, sports and public organizations.

Mr. William E. Brimacombe is a canadian Chartered Accountant and since January, 2007 has been Chief Financial Officer of the Company. From 2000 to 2006, Mr. Brimacombe was Vice-President Finance of AltaCanada Energy Corp., a publicly traded Canadian oil and gas company. Prior thereto, Mr. Brimacombe has over thirty years financial experience working for a number of public and private oil and gas companies with operations in Canada, the United States and other countries, including experience as an independent financial consultant during the years 1988 to 2000. Mr. Brimacombe is a member of the Institute of Chartered Accountants of Alberta.

During the last five years, no officer or director of the Company has been involved in any legal, bankruptcy or criminal proceedings or violated any federal, state or provincial securities or commodities laws or engaged in any activity that would limit their involvement in any type of business, including securities or banking activities.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2007, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2007, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons.

AUDIT COMMITTEE AND FINANCIAL EXPERT

During the year end December 31, 2007, the audit committee met five times. The audit committee’s role is financial oversight. Our management is responsible for the preparation of our financial statements and our independent registered public accounting firm is responsible for auditing those financial statements. The audit committee is not providing any special assurance as to our financial statements or any professional certification as to the registered independent accounting firm’s work.

The audit committee is directly responsible for the appointment, compensation, retention and oversight of Kodiak’s independent registered accounting firm. The committee, among other things, also reviews and discusses Kodiak’s audited financial statements with management.

Our audit committee is comprised of three directors: Peter Schriber and Marvin Jones, who are independent and Glenn Watt. Our board has determined Peter Schriber, our Audit Committee Chairman, qualifies as an “audit committee financial expert” within the definition established by the SEC and he is an independent director.

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

In October, 2007, the Company adopted a formal code of business conduct. The board of directors evaluated the business of the Company and its personnel and has determined that its business operations are operated by a growing number of persons, some of who are also officers, directors and employees of the Company and others who are independent contractors. Although general rules of fiduciary duty and federal, state and provincial criminal, business conduct and securities laws are adequate ethical guidelines, a formal written code of business conduct would provide additional ethical standards of conduct to which the Company’s personnel should comply.

ITEM 11.   EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

The following table summarizes compensation of our Chief Executive Officer, Chief Financial Officer, President and Vice President Operations for the fiscal year ended December 31, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	Option Awards(5)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Mark Hlady, Chairman & CEO (1)	2007	$51,125	$0	$72,267	$0	$0	$0	$123,392
William S. Tighe, President, CEO and COO (2)	2007	$108,624	$0	$72,267	$0	$0	$0	$180,891
William E. Brimacombe , CFO (3)	2007	$128,711	$0	$67,481	$0	$0	$0	$196,192
Glenn Watt, Vice President Operations (4)	2007	$86,550	$0	$54,200	$0	$0	$0	$138,750

1)	Mr. Hlady’s compensation was paid to MHC Corporation, a company owned by Mr. Hlady for services rendered by him as CEO of the Company for the period from January 1 to November 30, 2007.
2)
Mr Tighe’s compensation was paid to Sicamous Oil and Gas Consultants Ltd., a company owned by Mr. Tighe, for services rendered by him as President and COO for the year and CEO for the month of December, 2007.

3)	Mr. Brimacombe’s compensation was paid directly to him for services rendered by him as Chief Financial Officer of the Company for the period from January 3 to December 31, 2007.
4)
Mr. Watt’s compensation was paid to Harbour Oilfield Consulting Ltd., a company owned by Mr. Watt for services rendered by him as Vice President Operations of the Company, for the period from April 1 to December 31, 2007.

5)	This is the estimated 2007 cost of stock options granted based on the Black-Scholes valuation method.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested

Mark Hlady	66,666	133,334	(1)	-	$1.50	10/23/11	0	0	0	0
William S. Tighe	66,666	133,334	(1)	-	$1.50	10/23/11	0	0	0	0
Glenn Watt	66,666	133,334	(1)	-	$1.50	10/23/11	0	0	0	0
William E. Brimacombe	-	280,000	(2)	-	$1.29	1/3/12	0	0	0	0

1)	Options vest 66,667 on Oct 23/08 and 66,667 on Oct 23/09.
2)	Options vest 93,333 on Jan 03/08; 93,334 on Jan 03/09 and 93,334 on Jan 3/10.

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program and Philosophy

The Company has three executive officers, two of whom are the Company’s directors.  The Board of Directors serves as the Company’s compensation committee, initiates and approves most compensation decisions.  Annual bonuses for executives are determined by the Board of Directors.

The goal of the compensation program is to adequately reward the efforts and achievements of executive officers for the management of the Company.  The Company has no pension plan and no deferred compensation arrangements. The Company has not used a compensation consultant in any capacity.

We have formal consulting contracts with Mr. William Tighe, Mr. Mark Hlady, Mr. Glenn Watt and Mr. William Brimacombe or their consulting companies. During 2007, Sicamous Oil and Gas Consultants Ltd., a company owned by Mr. William Tighe was paid Cdn $8,000 to $10,000 per month and MHC Corporation, a company owned by Mr. Hlady, was paid Cdn $5,000 per month for the period January to November, 2007. Harbour Oilfield Consulting Ltd., a company owned by Mr. Watt, was paid $Cdn $10,000 per month for the period April to December, 2007. Mr. William Brimacombe was paid Cdn. $85 per hour for the period January to June, 2007 and Cdn. $100 per hour for the period July to December, 2007. On January 3, 2007, Mr. Brimacombe was granted an option to purchase 280,000 common shares of the Company in accordance with the terms of the stock option plan. His option vests 1/3 in each of the first three years of its five year term. No other options were granted to executive officers during the year.

Compensation of Directors

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

No stock options were granted to any directors during the year. No named directors or executive officers exercised any stock options during fiscal 2007, 2006 or 2005.

DIRECTOR COMPENSATION TABLE

The table below summarizes the compensation paid by us to our non employee directors during the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash	Stock Awards(1)		Option Awards(2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Glenn Watt (3)	$0	$	N/A	$18,067	N/A	N/A	$0	$18,067
Marvin Jones	$0	$	N/A	$72,267	N/A	N/A	$0	$72,267
Peter Schriber	$0	$	N/A	$72,267	N/A	N/A	$0	$72,267

(1)	No stock awards were made during 2007, 2006 or 2005.
(2)	This is the estimated 2007 cost of stock options granted October 23, 2006 based on the Black-Scholes valuation method.
(3)	Mr. Watt became Vice President –Operations of the Company as at April 1, 2007. Only his compensation to that date is shown in the above Director Compensation Table.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, information relating to the beneficial ownership of our common stock by those persons known to us to beneficially own more than 5% of our capital stock, by each of our directors, proposed directors and executive officers, and by all of our directors, proposed directors and executive officers as a group. The address of each person is set out in the footnotes to the table.

Name of Beneficial Owner or Director	Number of Shares of Class	Percent of Class (1)

Mark Hlady, (2)	3,400,000	3.19%
William Tighe (3)	12,900,000	12.09%
Glenn Watt (4)	9,000,000	8.44%
Peter Schriber (5)	3,000,000	2.81%
Marvin Jones (6)	180,000	*
William Brimacombe (7)	Nil	*
Thunder River Energy, Inc. (8)	7,000,000	6.56%
All directors and executive officers as a group (six persons)	31,480,000	29.51%

* Less than 1%
(1)  Based on 106,692,498 common shares outstanding as at December 31, 2007 and as at the date of this report.
(2)  Shares held directly by Mr. Hlady, a director of the Company, whose address is 1420 9th St. N.W., Calgary, AB. T2M 3L2.
(3)  Shares held by Sicamous Oil and Gas Consultants Ltd. (‘Sicamous”), a company owned by Mr. Tighe, a director and CEO, COO and President of the Company and his wife Dianne Tighe. The address for Mr. Tighe and Sicamous Oil and Gas Consultants Ltd. is 245 Citadel Way N.W., Calgary, AB, T3G 4W8.
(4)  Comprised of 6,000,000 shares held directly by Mr. Watt, a director and Vice President-Operations of the Company and 3,000,000 shares held by 697580 Alberta Ltd., a company wholly-owned by Kathleen, Jana and Ryan Tighe and of which Mr. Watt is the sole officer and director. The address for Mr. Watt and 697580 Alberta Ltd. is 3405 15th St. S.W., Calgary, AB, T2T 5X3.
(5)  Shares held directly by Peter Schriber, a director of the Company, whose address is Gotthardstrase 38, ch-8002 Zurich, Switzerland.
(6)  Shares held directly by Marvin Jones, a director of the Company, whose address is #4, 1901 Varsity Estates Drive N. W., Calgary, AB T3B 4T7.
(7)  Shares held directly by William Brimacombe, CFO of the Company, whose address is 68 Arbour Wood Close N.W., Calgary, AB T3G 4A8.
(8)  Shares held directly by Thunder River Energy, Inc., whose address is P.O. Box 636, Station “M”, Calgary, AB T2J 2J3.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

A former officer-director acquired 150,000 shares, post split, of the common share capital issued at the emergence from bankruptcy on April 7, 2004, for $25,000.

Officers and Directors of the Company purchased 10,200,000 common shares of the Company on December 22, 2005 at $0.02 per share for $204,000. These shares were not issued by the transfer agent until January 13, 2006 and were reflected in shareholders’ equity as part of the caption “Shares to be Issued” at December 31, 2005.  A director of the Company purchased 50,000 shares of the common capital stock of the Company on December 28, 2005 at $0.50 per share for $25,000. These shares were not issued by the Transfer Agent until January 13, 2006 and were reflected in shareholders’ equity as part of the caption “Shares to be Issued” at December 31, 2005.

During the year ended December 31, 2006, the Company paid $61,087 (2005 - $131,156) to companies which, at that time, beneficially owned 9.3% (2005 – 9.1%) of the Company for investor relations services. Of this amount, investor relations services in the amount of $61,087 (2005 - $54,793) are included in Administrative Expenses and private placement commissions of $ Nil (2005 - $26,363) are included as share issue costs in Additional Paid In Capital.

During the year ended December 31, 2006, the Company issued 2,000,000 common shares in consideration for corporate development services rendered to the Company by an individual, who beneficially owned 9.3% of the Company. The shares were valued at market price of $.05 per share and were recorded as General and Administrative Expense and an addition to Additional Paid in Capital.

During December, 2006, a director of the Company purchased 5,000 units comprising three flow-through shares and one common share at a price per unit of $6.40 Cdn. ($1.60 Cdn. per share). These shares were classified as Shares To Be Issued as at December 31, 2006 as the share certificates were not issued until February, 2007.

For the year ended December 31, 2007, the Company paid $108,624 (2006 - $83,259; 2005 - $40,744) to Sicamous Oil & Gas Consultants Ltd., a company owned by the current Chief Executive Officer, President & COO of the Company for consulting services rendered by him.

For the year ended December 31, 2007, the Company paid $51,125 (2006 - $53,247; 2005 - $27,897) to MHC Corp., a company owned by the Chief Executive Officer of the Company for consulting services rendered by him. At December 1, 2007, this individual resigned as Chief Executive Officer.

For the year ended December 31, 2007, the Company paid $86,550 (2006 and 2005 $ nil) to Harbour Oilfield Consulting Ltd., a company owned by the Vice President - Operations of the Company for consulting services rendered by him.

For the year ended December 31, 2007, the Company paid $128,711 (2006 and 2005 - $ nil) to the current Chief Financial Officer of the Company for services rendered by him.

For the year ended December 31, 2006, the Company paid $29,508 (2005 - $ nil) to the prior Chief Financial Officer of the Company for services rendered by her.

As at December 31, 2007, 2006 and 2005, no other amounts were owing to any related parties for services rendered.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company paid audit fees to Meyers Norris Penny LLP for December 31, 2006 totaling $104,370 and estimate the 2007 fees to be $170,000. The 2007 fees include approximately $70,000 relative to Internal Controls & Financial Reporting. The 2006 fees include approximately $86,782 relating to the review and restatements for December 31, 2005, March 31, 2006 and June 30, 2006.

Audit-Related Fees
None

Tax Fees
None

All Other Fees
None

Audit committee policies & procedures

The above services were approved by the company's Audit Committee of the Board of Directors.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. Exhibits

10.1
Stock Purchase Agreement dated December 29, 2005, among Kodiak Energy and various shareholders (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the Commission on December 29, 2005)

10.2	Letter dated December 12, 2007 from the Commission to the Company.

23.1	Consent of Meyers Norris Penny LLP

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer, pursuant to 18 United States Code Section as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 United States Code Section as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K filed in the quarter

On October 3, 2007 we filed an 8K under item 1.01 Entry into a Material Definitive Agreement; Item 3.02 Unregistered Sales of Equity Securities and Item 8.01 Other Events

On November 6, 2007 we filed an 8K under item 3.02 Unregistered Sales of Equity Securities and Item 9.01 Financial Statements and Exhibits

On December 5, 2007 we filed an 8K under item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers and Item 9.01 Financial Statements and Exhibits

On December 21, 2007 we filed an 8K under item 8.01 Other Events and Item 9.01 Financial Statements and Exhibits

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/   Mark Hlady
       Mark Hlady, Chairman of the Board

/s/   William Tighe
      William Tighe
      Chief Executive Officer, Chief Operating Officer, President and Director

/s/   William Brimacombe
       William Brimacombe, Chief Financial Officer

/s/   Glenn Watt
      Glenn Watt, Vice President Operations and Director

/s/   Peter Schriber
       Peter Schriber, Director

/s/   Marvin J. Jones
       Marvin J. Jones, Director