Form 10-Q
period 2008-03-31
KODIAK ENERGY, INC.
filed 2008-05-12
CIK 1109553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to_____________

Commission file number 333 - 38558

KODIAK ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0967706
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

734 7th Avenue S.W. Calgary, AB T2P 3P8
(Address of principal executive offices - Zip code)

(403) 262-8044
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No ___

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated Filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large Accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act) Yes    X     No ___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes    X     No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 106,692,498 common shares, $.001 par value, as at May 9, 2008.

Transitional Small Business Disclosure Format (Check one): Yes           No _X_

KODIAK ENERGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KODIAK ENERGY, INC.
Consolidated Balance Sheets
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	March 31 2008, (Unaudited)	December 31, 2007 (Audited)
Assets

Current Assets:
Cash and Short Term Deposits	$3,797,540	$8,983,682
Accounts Receivable (Note 4)	380,179	1,214,253
Prepaid Expenses and Deposits	82,058	90,475
	4,259,777	10,288,410

Other Assets (Note 5)	343,322	359,353

Capital Assets (Note 6):
Unproved Oil & Gas Properties Excluded From
Amortization – Based on Full Cost Accounting	31,755,309	23,967,351
Property & Equipment	74,271	75,654
	31,829,580	24,043,005

Total Assets	$36,432,679	$34,690,768

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts Payable	1,435,683	1,547,273
Accrued Liabilities	2,951,165	755,282
	4,386,848	2,302,555

Long-term Liabilities (Note 7)	46,587	110,955

Asset Retirement Obligations (Note 8)	239,635	151,814

Deferred Income Taxes (Note 9)	52,000	57,000

	4,725,070	2,622,324

Shareholders' Equity
Share Capital (Note 10):
Authorized 300,000,000 Common Shares Par Value .001 Each; Issued and Outstanding 106,692,498 Common Shares	106,692	106,692
Additional Paid in Capital	39,323,934	39,143,392
Other Comprehensive Loss	(421,421)	(342,201)
Deficit Accumulated during the Exploration Stage	(7,301,596)	(6,839,439)
	31,707,609	32,068,444

Total Liabilities and Shareholders’ Equity	$36,432,679	34,690,768

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Unaudited Consolidated Statements of Shareholders’ Equity
Three Months Ended March 31, 2008
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	Number of Common Shares	Amount	Additional Paid in Capital	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Shares Issuable	Total Shareholders’ Equity

Balance at December 31, 2007	106,692,498	$106,692	$39,143,392	$(6,839,439)	$(342,201)	$-	$32,068,444

Net loss	-	-	-	(462,157)	-	-	(462,157)
Foreign currency translation	-	-	-	-	(79,220)		(79,220)

Comprehensive loss	-	-	-	(462,157)	(79,220)		(541,377)

Share issue costs	-	-	(9,594)	-	-		(9,594)
Stock-based Compensation	-	-	190,136	-	-	-	190,136
Balance at March 31, 2008	106,692,498	$106,692	$39,323,934	$(7,301,596)	$(421,421)		$31,707,609

(See accompanying notes to the consolidated financial statements)

Kodiak Energy Inc.
Unaudited Consolidated Statements of Operations
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Cumulative Since Inception April 7, 2004 to March 31, 2008

REVENUE DURING THE EVALUATION PERIOD	$-	$385	$27,359

EXPENSES
Operating	274	10,636	34,389
General and Administrative	512,165	294,502	4,383,740
Stock-based Investor Relations	-	-	337,500
Depletion, Depreciation and Accretion Including Ceiling Test Impairment Write-downs	11,704	9,521	1,738,801
Interest	-	-	902,894
	524,143	314,669	7,397,324

Loss Before Other Expenses(Income)	524,143	314,284	7,369,965

Other Expenses (Income)
Loss from valuation adjustment	-	-	25,000
Interest Income	(56,986)	(242)	(145,369)
	(56,986)	(242)	(120,369)
Net Loss before taxes	467,157	314,042	7,249,596

Deferred income taxes (recovery)	(5,000)	-	52,000

NET LOSS	462,157	314,042	7,301,596

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Unaudited Consolidated Statements of Cash Flows
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Cumulative Since Inception April 7, 2004 to March 31, 2008

Operating Activities:

Net Loss	$(462,157)	$(314,042)	$(7,301,596)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, Depreciation and Accretion	11,704	9,521	1,738,801
Deferred Income Taxes (Recovery)	(5,000)	-	52,000
Stock-Based Investor Relations Expense	-	-	337,500
Stock-Based Compensation	190,136	123,814	903,239
Non-cash Interest Expense	-	-	808,811
Bad debts written off	-	-	11,908
Contributions to Capital	-	-	900

Non-Cash Working Capital Changes (Note 17)	603,464	(110,188)	74,140

Net Cash Provided From Operating Activities	338,147	(290,895)	(3,374,297)

Investment Activities:
Additions To Capital Assets (Note 17)	(5,273,670)	(1,668,110)	(15,633,670)
Decrease In Other Assets	16,031	(712)	(343,322)

Net Cash Used In Investment Activities)	(5,257,639)	(1,668,822)	(15,976,992)

Financing Activities
Shares Issued and Issuable (Note 17)	(123,062)	1,734,928	23,523,663
Long term Liabilities	(64,368)	-	46,587
Net Cash Provided By Financing Activities	(187,430)	1,734,928	23,570,250

Foreign Currency Translation	(79,220)	(111)	(421,421)
Net Cash Increase (Decrease)	(5,186,142)	(224,900)	3,797,540

Cash beginning of period	8,983,682	448,346	-

Cash end of period	$3,797,540	$223,446	$3,797,540

Cash is comprised of:
Balances with banks	$1,842,014	$223,446	$1,842,014
Short-term deposits	$1,955,526	$-	$1,955,526

	$3,797,540	$223,446	$3,797,540

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007
Stated in US dollars

1.  ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements include the accounts of Kodiak Energy Inc. and subsidiaries (collectively “Kodiak”, the “Company”, “we”, “us” or “our”) as at March 31, 2008  and December 31, 2007 and for the three months ended March 31, 2008 and 2007 and for the cumulative period from April 7, 2004 (inception)until March 31, 2008, and are presented in accordance with generally accepted accounting principles in the United States of America (“U. S. GAAP”).

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

The information in these consolidated financial statements should be read in conjunction with December 31, 2007 consolidated financial statements.

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

The Company emerged from bankruptcy as an exploration stage company.

Going Concern Uncertainty

These consolidated financial statements have been prepared assuming the Company will continue as a going concern, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company has not generated positive cash flow from operations since inception and has incurred operating losses and will need additional working capital for completion of its planned 2008 and future programs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to finance ongoing operations. The management of the Company has developed a strategy to address this uncertainty, including additional equity and/or debt financing; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. These consolidated financial statements do not reflect the adjustments or reclassification of assets and liabilities that would be necessary if the Company were unable to continue its operations.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U. S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for valuation of deferred tax assets. Accounts receivable are stated after evaluation as to their collectability and an appropriate allowance for doubtful accounts is provided where considered necessary. The provision for asset retirement obligation, depletion, as well as management’s impairment assessment on its oil and gas properties and other long lived assets are based on estimates and by their nature, these estimates are subject to measurement uncertainty and the effect on the consolidated financial statements of changes in these estimates, in future periods, could be significant. These estimates and assumptions are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

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

Oil and Gas Properties

Under the full cost method of accounting for oil and gas operations, all costs associated with the exploration for and development of oil and gas reserves are capitalized on a country-by-country basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells, production equipment and overhead charges directly related to acquisition, exploration and development activities. Proceeds from the sale of oil and gas properties are applied against capitalized costs with no gain or loss recognized, unless such a sale would significantly alter the rate of depletion and depreciation in a particular country, in which case a gain or loss on disposal is recorded.

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

Per FASB Interpretation (FIN 48) (See Note 3) under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At March 31, 2008, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

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

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the Canadian dollar. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, while income, expenses and cash flows are translated at the average exchange rates for the period. The resulting translation adjustments are recorded as a component of other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in other income/expenses.

Revenue Recognition

Revenues from the sale of petroleum and natural gas are recorded when title passes from the Company to its petroleum and/or natural gas purchaser and collectability is reasonably assured. The Company will begin recording revenue once it is determined there are proved reserves.

Loss Per Common Share

Basic earnings/loss per common share is computed by dividing net earnings/loss by the weighted average number of common shares outstanding for the period. Diluted earnings/loss per common share is computed after giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants, contingent stock, conversion of debentures and preferred stock outstanding. The dilutive effect of potential common shares is not considered in the loss per share calculations for these periods if the impact would have been anti-dilutive.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was not a material impact on the Company’s consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48. At March 31, 2008, the Company had no significant unrecognized tax positions and the Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company’s tax positions are subject to examination by tax authorities. As at March 31, 2008, the Company’s tax years 2005 to present are open for United States – Federal and State jurisdictions and Canada – Federal and Provincial jurisdictions.

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

Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change the Company’s current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the Financial statements on a recurring basis until fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s Financial Statements. We do not currently anticipate that full adoption in 2009 will materially impact the Company’s results of operations or financial condition.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). In February 2007, the FSAB issued SFAS No. 159, which permits entities to choose to measure many new financial instruments and certain other items at fair value. The Company adopted SFAS 159 effective January 1, 2008, and did not elect the fair value option for any existing eligible items.

4.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31, 2008	December 31, 2007

Non-operating Partner joint venture accounts	$122,807	$454,179
Operator cash call advances	-	76,388
Government of Canada Goods and Services Tax Claims	232,690	621,254
Accrued interest receivable	17,352	57,096
Other	7,330	5,336
	$380,179	$1,214,253

5.  OTHER ASSETS

Other assets represent long term deposits required by regulatory authorities for environmental obligations relating to well abandonment and site restoration activities.

	March 31, 2008	December 31, 2007

Alberta Energy and Utility Board Drilling Deposit	$85,370	$87,518
Alberta Energy Royalty Deposit	-	4,723
British Columbia Oil and Gas Commission Deposit	257,952	267,112

	$343,322	$359,353

6.  CAPITAL ASSETS

	Cost	Accumulated Depreciation and Depletion	Net Book Value March 31, 2008

Oil and Gas Properties:

Canada	$24,596,134	$1,651,037	$22,945,097
United States	8,810,212	-	8,810,212

Sub-total	33,406,346	1,651,037	31,755,309

Furniture and Fixtures	133,957	59,686	74,271

Total	$33,540,303	$1,710,723	$31,829,580

	Cost	Accumulated Depreciation and Depletion	Net Book Value March 31, 2008

Oil and Gas Properties:

Canada	$18,595,042	$1,651,037	$16,944,005
United States	7,023,346	-	7,023,346

Sub-total	25,618,388	1,651,037	23,967,351

Furniture and Fixtures	128,412	52,758	75,654

Total	$25,746,800	$1,703,795	$24,043,005

During the three months ended March 31, 2008, the Company has capitalized $107,783 (December 31, 2007 - $ 193,173) of general and administrative personnel costs attributable to acquisition, exploration and development activities.

Unproved Properties

Included in oil and gas properties are the following costs related to Canadian and United States unproved properties, valued at cost, that have been excluded from costs subject to depletion.

	March 31, 2008	December 31, 2007
Canada
Land acquisition and retention	$9,784,542	$9,284,017
Geological and geophysical costs	10,222,417	6,371,954
Exploratory drilling	2,744,495	1,114,763
Tangible equipment and facilities	53,679	127,217
Other	139,964	46,054
	$22,945,097	$16,944,005

United States
Land acquisition and retention	$6,448,441	$6,206,389
Geological and geophysical costs	498,891	383,800
Exploratory drilling	1,759,096	409,246
Tangible equipment and facilities	23,975	-
Other	79,809	23,911
	$8,810,212	$7,023,346
	$31,755,309	$23,967,351

Drilling programs are being planned for 2008-09 for our North West Territories and British Columbia properties in Canada and an initial seismic and drilling program has been conducted on our New Mexico property in the United States with additional drilling to follow in 2008. These planned drilling programs, when completed, will enable the Company to evaluate the economic viability of these properties. It is estimated by management that the unproved property costs associated with these properties, which in the aggregate constitutes approximately $30,600,000 of our total unproved property costs as at March 31, 2008, will be included in costs subject to depletion during 2008 or 2009.

Ceiling Test

The Company has performed ceiling tests for its Canadian and United States geographical cost centers and has determined that no impairment exists as at March 31, 2008. As at December 31, 2007 and 2006, the carrying values of the Company’s unproved properties in its Canadian and United States cost centers were assessed by management and costs attributable to certain Canadian cost center properties were determined to be unsupportable. Consequently, ceiling test impairment write-downs as of December 31, 2007 were $174,380 (2006 - $1,419,946) were recorded and included in depletion, depreciation and accretion for those years. No impairment existed in the United States cost center as at December 31, 2007 or 2006.

7.  LONG TERM LIABILITIES

As at March 31, 2008, the Company held $ 46,587 (December 31, 2006 - $110,955) in funds advanced by partners for their share of a drilling deposit required to be lodged by the Company with the British Columbia Oil and Gas Commission (See Note 5) as security for future well abandonment and site restoration activities.

8.  ASSET RETIREMENT OBLIGATIONS

Changes in the carrying amounts of the asset retirement obligations associated with the Company’s oil and natural gas properties are as follows:

Asset Retirement Obligations, December 31, 2007	$151,814
Obligations incurred	82,914
Accretion	4,907
Asset retirement obligations, March 31, 2008	$239,635

At March 31, 2008, the estimated total undiscounted amount required to settle the asset retirement obligations was $ 384,779 (December 31, 2007 - $213,880. These obligations will be settled at the end of the useful lives of the underlying assets, which currently extends up to 8 years into the future. This amount has been discounted using a credit adjusted risk-free interest rate of 7.5% and a rate of inflation of 2.5%.

9.  INCOME TAXES

At March 31, 2008, the Company's deferred tax asset is attributable to its net operating loss carry forward of approximately $14,522,000 (December 31, 2007 - $11,191,000), which will expire if not utilized in the years 2024 to 2028. Of this amount, approximately $406,000 (December 31, 2007 - $402,000) is attributable to the Company's Canadian operations. As reflected below, this benefit has been fully offset by a valuation allowance based on management's determination that it is not more likely than not that some or all of this benefit will be realized.

For the periods ended March 31, 2008, March 31, 2007 and for the cumulative period April 7, 2004 (Date of Inception) to March 31, 2008, a reconciliation of income tax benefit at the U.S. federal statutory rate to income tax benefit at the Company's effective tax rates is as follows.

	2008	2007	Cumulative
Income tax benefit at statutory rate	$(162,000)	$(123,000)	$(1,624,000)
Permanent Differences	-	-	412,000
State tax benefit, net of federal taxes	(12,000)	-	(12,000)
Foreign taxes, net of federal benefit		7,000	(6,000)
Change in valuation allowance	169,000	116,000	1,282,000

Income tax expense (benefit) at effective rate	$(5,000)	$-	$52,000

Deferred tax assets (liabilities) at March 31, 2008 and December 31, 2007 are comprised of the following:

	2008	2007
Deferred tax assets
Deferred costs	$-	$-
Deferred deduction on stock-based Compensation expense	316,000	249,000
Net operating loss carryover	5,230,000	4,053,000
Total deferred tax asset	5,546,000	4,302,000

Deferred tax liabilities
Excess of U.S. tax deductions over book amounts written off	3,228,000	2,154,000

Net deferred tax asset before valuation allowance	2,318,000	2,148,000
Less valuation allowance for net deferred tax asset	(2,318,000)	(2,148,000)

Net deferred tax asset	$-	$-

Canadian deferred tax liability resulting from flow-through share expenditures renounced	$52,000	$57,000

10.  SHARE CAPITAL

Authorized:
March 31, 2008 and December 31, 2007 – 300,000,000 common shares at $0.001 par value

The following share capital transactions occurred during the periods:

Issued	Number	Par Value	Additional Paid in Capital
Balance December 31, 2007	106,692,498	$106,692	$39,143,392
Share Issue Costs (a)	-	-	(9,594)
Stock-based compensation (Note 11)	-	-	190,136
Balance March 31, 2008	106,692,498	$106,692	$39,323,934

(a)	During the three months ended March 31, 2008, the Company paid $9,594 in share issue costs which related to common shares issued but under accrued in 2007.

The following common shares were reserved for issuance:

	Expiry Price ($)	Equivalent Shares Outstanding	Weighted Average Years to Expiry	Option Shares Vested

Stock Options (see summary below)	$ 1.28-$ 2.74	2,060,000	3.73	501,667
Warrants (see summary below)	$ 2.50-$ 3.50	4,950,514	4.50	-
Thunder Acquisition (Note 13)		11,000,000	1.92	-
Total Shares Reserved		18,085,514	2.00	-

Stock Option Plan

The Company has a stock option plan under which it may grant options to its directors, officers, employees and consultants for up to a maximum of 10% of its issued and outstanding common shares at market price at the date of grant for up to a maximum term of five years. Options are exercisable equally over the first three years of the term of the option.

A summary of options granted under the plan is as follows:

	Expiry Date	Number of Shares	Weighted Average Exercise Price	Total Exercise Value

Granted to five directors and one officer Oct. 23, 2006	Oct. 23/11	1,280,000	$1.50	$1,920,000
Cancellation of an officer’s option		(280,000)	$1.50	(420,000)
Granted to an employee Dec. 1, 2006	Dec. 1/11	125,000	$1.28	160,000
Balance December 31, 2006		1,125,000	$1.48	$1,660,000

Granted to an officer Jan. 3, 2007	Jan. 3/12	280,000	$1.29	361,200
Granted to a consultant Feb. 1, 2007	Feb. 1/12	100,000	$1.35	135,000
Granted to three senior advisors Apr. 2, 2007	Apr. 12/12	300,000	$1.75	525,000
Granted to two consultants Aug. 1, 2007	Aug. 1/12	130,000	$2.74	356,200
Granted to a consultant Dec. 1, 2007	Dec. 1/12	100,000	$2.58	258,000
Balance December 31, 2007		2,035,000	$1.62	$3,295,400

Granted to an employee Mar. 24, 2008	Mar. 24/13	25,000	$1.86	46,500

Balance March 31, 2008		2,060,000	$1.62	$3,341,900

Warrants

During 2006 and 2007, the Company, as part of certain private placement financings, issued warrants that are exercisable in common shares of the Company. A summary of such outstanding warrants follows:

	Exercise Price	Expiry Date	Equivalent Shares Outstanding	Weighted Average Years to Expiry
Issued June 30, 2006	$2.70-$3.50	June 30/11	1,130,000	3.25
Balance December 31, 2006			1,130,000

Issued February 20, 2007	$1.50	Feb. 20/09	860,000.89
Issued May 10, 2007	$1.50	May 10/09	2,447,900	1.11
Issued September 28, 2007	$2.50	Mar. 28/09	220,480.99
Issued September 28, 2007	$3.00	Mar. 28/09	149,334.99
Issued October 3, 2007	$3.00	Apr. 3/09	26,800	1.00
Issued October 30, 2007	$2.50	Apr. 30/09	80,000	1.08
Issued October 30, 2007	$3.00	Apr. 30/09	4,000	1.08
Issued November 1, 2007	$2.50	May 1/09	32,000	1.08
Total Issued in 2007			3,820,514	1.05

Balance December 31, 2007 and March 31, 2008			4,950,514	1.55

11.  STOCK-BASED COMPENSATION

In accordance with Financial Accounting Standards Board Statement (“FASB”) No. 123R, the Company uses the Black-Scholes option pricing method to determine the fair value of each stock option granted and the amount is recognized as additional expense in the statement of operations over the vesting period of the option. The fair value of each option granted has been estimated using the following average assumptions:

	2008	2007
Risk free interest rate	3.00%	3.99%
Expected holding period	3 years	3 years
Share price volatility	75%	75%
Estimated annual common share dividend	-	-

For options granted during the three months ended March 31, 2008, the fair value totaled $23,750 (December 31, 2007 - $1,166,000). The amount of stock-based compensation expense recorded during the three months ended March 31, 2008 is estimated to be $190,136 (December 31, 2007 – $643,934) and has been included in General and Administrative Expense with a corresponding credit to Additional Paid in Capital. The balance of the fair value of the options to be expensed in future periods is $1,373,195 (December 31, 2007 - $1,536,937) over a vesting period of three years.

12.  LOSS PER SHARE

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Numerator:
Numerator for basic and diluted loss per share
Net Loss	$462,157	$314,042

Denominator:
Denominator for basic loss per share
Weighted average shares outstanding	106,692,498	90,765,579
In the money stock options	491,067	146,593
In the money warrants	875,965	1,134,943
Contingent Thunder shares	4,500,000	-

Denominator for diluted loss per share
Weighted average shares outstanding	112,559,530	92,047,115

Basic and diluted loss per share	$0.004	$0.003

Of the contingent shares related to the property acquisition described in note 13, only 4.5 million shares of the 11 million total contingent shares are assumed to be issued for purposes of the diluted loss per share calculations. The 6.5 million shares relating to the significant discovery and production milestones have been excluded because their inclusion would be anti-dilutive.

13.  COMMITMENTS AND CONTINGENCIES

Thunder Acquisition Commitments

On September 28, 2007 the Company purchased from Thunder River Energy, Inc. (“Thunder”) certain properties in Canada and the United States in consideration for cash and common shares of the Company. As part of the transaction, the Company has committed to issue in the future up to 11 million additional common shares of the Company upon the achievement of certain milestones in connection with the acquired properties, including 6 million shares to be issued as follows: 2 million shares upon completion of a 2007/08 seismic program by June 30, 2008; 1 million shares upon the spudding of a shallow depth well (1,500 meters TD) by March 31, 2009; 1.5 million shares upon the spudding of a medium depth well (2,500 meters TD) before lease expiry in 2009 and 1.5 million shares upon conversion of any part of EL 413 to a Significant Discovery Lease. If, as a result of the Company’s exploration and development activities on the acquired properties, reserves in place exceed 100 million barrels, then, for each excess 10 million barrels in place, 100,000 additional shares could be issued, up to a maximum of 5 million additional shares.

Canadian Flow-through Share Commitments

In September and October, 2007, 2,251,670 private placement shares were issued at a purchase price of $3.00 for gross proceeds of $6,755,010 and on the basis that the Company would provide the investors a Canadian flow through tax deduction. In order to provide such flow through share tax deduction benefits to the investors, the Company has committed to expend the proceeds on eligible capital expenditures in Canada prior to December 31, 2008 and renounce such expenditures to the flow through share investors. In 2008, these expenditures were renounced effective December 31, 2007 and it is estimated by management eligible expenditures in an amount sufficient to satisfy this commitment will be incurred before the end of the second quarter of 2008.

Potential Litigation

As at December 31, 2007, there was a threatened litigation matter which comprised a potential claim by a partner against the Company regarding the terms of the EL 413 North West Territory farm-out agreement entered into in 2006. The potential outcome and loss to the Company is unknown; however, in the opinion of management, the likelihood of any litigation arising out of this matter has lessened and it is not expected to result in any material adverse impact on the Company’s financial position.

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

15.  RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2008, the Company paid $ Nil (March 31, 2007 - $22,297) to Sicamous Oil & Gas Consultants Ltd., a company owned by the President and Chief Executive Officer of the Company for consulting services rendered by him. These amounts were charged to General and Administrative Expense.

For the three months ended March 31, 2008, the Company paid $ Nil (March 31, 2007 - $12,819) to MHC Corp., a company owned by the former Chief Executive Officer of the Company for consulting services rendered by him. These amounts were charged to General and Administrative Expense.

For the three months ended March 31, 2008, the Company paid $30,000 (March 31, 2007 - $ Nil), including $10,000 owing as at March 31, 2008 (December 31, 2007 - $ Nil), to Harbour Oilfield Consulting Ltd., a company owned by the Vice-President Operations of the Company for consulting services rendered by him. Of this amount, $13,704 (March 31, 2007 - $ Nil) was capitalized to Unproved Oil and Gas Properties and $16,296 (March 31, 2007 - $ Nil) was charged to General and Administrative Expense.

For the three months ended March 31, 2008, the Company paid $62,391 (March 31, 2007 - $28,971), including $30,430 owing as at March 31, 2008 (December 31, 2007 - $ Nil), to the Chief Financial Officer of the Company for services rendered by him. These amounts were charged to General and Administrative Expense.

These related party transactions were in the normal course of business and agreed to by the related parties and the Company based on negotiations and Board approval and accordingly had been measured at the exchange amounts.

As at March 31, 2008 and December 31, 2007, no other amounts were owing to any related parties.

16.  SEGMENTED INFORMATION

The Company’s geographical segmented information is as follows:

	Three Months Ended March 31, 2008
	U. S.	Canada	Total

Revenue during the Evaluation Period	$-	-	-
Net Loss Before Tax	14,705	481,862	467,157
Capital Assets	8,810,212	23,019,368	31,829,580
Total Assets	9,367,187	27,065,492	36,432,679
Capital Expenditures	1,730,967	5,979,619	7,710,586

	Three Months Ended March 31, 2007
	U. S.	Canada	Total

Revenue during the Evaluation Period	$-	385	385
Net Loss Before Tax	(2,629)	(311,413)	(314,042)
Capital Assets	564,835	5,202,648	5,767,483
Total Assets	649,012	6,225,430	6,874,442
Capital Expenditures	-	4,444,276	4,444,276

17.  CHANGES IN NON-CASH WORKING CAPITAL

	Three Months Ended Mar. 31, 2008	Three Months Ended Mar. 31, 2007	Cumulative Since Inception April 7, 2004 to Mar. 31, 2008

Operating Activities:
Accounts Receivable	$648,919	(4,253)	(34,767)
Prepaid Expenses and Deposits	(10,457)	(19,767)	(107,965)
Accounts Payable	21,131	(15,685)	146,007
Accrued Liabilities	(56,129)	(70,483)	45,866
Other	-	-	25,000

Total	$603,464	(110,188)	74,141

Investing Activities:

The total changes in investing activities non-cash working capital accounts, which is detailed below, pertains to capital asset additions and has been included in that caption in the Statement of Cash Flow:

Accounts Receivable	$185,155	71,938	(345,412)
Prepaid Expenses and Deposits	18,874	1,954	35,907
Accounts Payable	(19,253)	908,800	1,289,677
Accrued Liabilities	2,252,012	1,806,854	2,685,300

Total	$2,436,788	2,789,546	3,665,472

Financing Activities:
The total changes in financing activities non-cash working capital accounts, which is detailed below, pertains to shares issued and issuable and has been included in that caption in the Statement of Cash Flow:

Prepaid Expenses and Deposits	$-	-	(10,000)
Accounts Payable	(113,468)	(30,072)	-
Accrued Liabilities	-	105,000	(220,000)
Convertible Debt	-	-	-

Total	$(113,468)	74,928	(210,000)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The financial information set forth in the following discussion should be read in conjunction with management’s discussion and analysis contained in our 2007 Annual Report on Form 10-K as well as the consolidated financial statements and notes thereto included elsewhere herein.

Plan of Operation

The quarter ended March 31, 2008 has been the most active in the Company’s history, with substantial development on each of our three major properties. During the next twelve months, the Company plans to accelerate the aggressive development of its asset base even further as well as identify additional assets for addition to our overall land base.

All projects have been managed on schedule and within budget as the Company proves to be an effective operator in each jurisdiction in which it operates. In late 2007, a $17.4 million private placement financing was completed under difficult market conditions and in December, 2007, the Company’s common shares were listed on the Toronto Venture Exchange in Canada on an aggressive timeline. The Company expects to finance its future capital expenditure programs with combinations of debt and equity financings and some divestitures. The Company has no secured debt at this time. A description of the company’s recent and planned activities for its core properties is included below.

Kodiak Energy, Inc. is a petroleum and natural gas exploration and development company whose primary objective is to identify, acquire and develop working interests in undeveloped or underdeveloped petroleum and natural gas prospects. We are focused on prospects located in Canada and the United States. The prospects we hold are generally under leases and include partial and full working interests. In all of our core properties, Kodiak is the operator and majority interest owner. In two properties, we have the option to perform certain exploratory drilling to earn additional interests. The prospects are subject to varying royalties due to the state, province or federal governments and, in some instances, to other royalty owners in the prospect. None of our core properties are exposed to the recent Alberta Royalty Review changes.

The Company plans to engage in seismic data collection and well drilling programs on a number of prospects in which it has an interest or right to acquire percentage interests over the next two years. Drilling programs will be conducted where the seismic data supports the effort and expense and further drilling will be based on the results of the initial wells. A number of our prospects are located in the vicinity of petroleum and natural gas infrastructure, thereby providing the opportunity to tie-in to existing or planned pipelines. This will be important in lowering the overall cost of development and marketing any natural resources located in a prospect.

The Company currently has no petroleum or natural gas reserves or production. The company will begin recording revenue when production from proved reserves commences.

Core Properties

Canada

Lucy – Northern British Columbia

The Company is the operator and the largest working interest owner of a 1,920 acre lease located in North Eastern British Columbia. The company believes the lease is located in an extension of the Horn River Basin area which has seen a dramatic increase in land sale prices resulting from interest from major companies interested in developing the Muskwa shale gas formation. Other industry participants continue to acquire large land positions in this part of British Columbia which are prospective for this type of play.

The Company originally participated with a non-operated 10% working interest in a vertical Keg River test well drilled at d-90-A/94-P-4. This well had intermediate casing set below the Fort Simpson shale and encountered the Muskwa shale gas formation during the drilling operation. The operator plugged the well back to the shoe of the intermediate casing point.

Kodiak purchased and analyzed additional seismic trade data and initiated an independent operations drilling program which increased the Company’s working interest to 80% and resulted in drilling the a-79-A/94-P-4 well. After penetrating and testing the Keg River zone, which proved uneconomic, the previously known uphole Muskwa and Evie shale gas zones (from the first well drilled) were further mapped and logged. The a-79-A well encountered approximately 60m of the Muskwa shale gas formation which had elevated gas readings and the well was cased to allow for further testing and evaluation. The Company has filed an application for an experimental continuation of the lease which will maintain licensee extensions and project confidentiality.

Pending the successful approval of the continuation application the Company will execute a multi-phase work program designed to test the deliverability of the Muskwa shale gas formation using vertical and horizontal drilling and completion techniques. The a-79-A well will be perforated and stimulated to determine the deliverability potential of a vertical Muskwa well. A proposed horizontal leg will be drilled and completed to determine the deliverability potential of a horizontal Muskwa well. The close proximity to accessible pipelines will result in the ability to gain valuable long term production information.

The Company expects that this play will provide short term results with the previously described stimulation planned for the winter of 2008, and based on results will be tied in and monitored with a long term inline production test. This production test will provide initial cash flow from the Lucy project. The completion operations will be followed up with additional development horizontal drilling, completions and testing during the winters of 2009/2010.  An updated independent prospective resource engineering report is currently being prepared and it is expected that after the planned stimulation and production test, reserves will be attributable to this property typical of other Muskwa shales in the Horn River Basin.

Little Chicago – Northwest Territories

The Company is the operator and largest working interest owner of the 201,160 acre Exploration Licence 413 (“EL 413”)in the Mackenzie River Valley centered along the planned Mackenzie Valley Pipeline. In 2006, the Company signed an exploration farm-in agreement with the two 50% working interest owners of EL 413. The company reprocessed 50 km of existing seismic data in Q4 of 2006 and during the 2006-07 winter work season, the Company expended approximately $6,500,000 to shoot and acquire 84 km of high resolution 2D seismic data on the farm-out Lands, thus earning a 12.5% working interest in the property. In September, 2007, the Company acquired Thunder River Energy, Inc.’s (“Thunder”) remaining 43.75% in the property giving the Company a 56.25% interest in EL 413. A 2007-08 43 km 2D high resolution seismic program has been completed on the property and results are being processed and interpreted. This project was completed on budget and schedule for a total cost of $4.5 million. The initial seismic results show substantial structural closure and support the planning for a 2008-09 multiple well drilling program. An updated independent prospective resource engineering report is currently being prepared and will reflect the increased company project ownership, the additional information from the latest seismic program, the proposed work program and other geological information.

The Company is currently negotiating revisions to the farmin agreement which should result in substantially better terms and conditions going into the drilling program – this should be completed shortly. The drilling program will be designed to evaluate multiple potentially productive formations and geological plays. The application process, which may take up to five months, will begin in June and will result in the issuance of the required drilling permits. The field operations will be scheduled to begin in December, 2008.

The Company has demonstrated that it is a very effective operator in this challenging environment – with on budget, on schedule projects over the last two winters, excellent relationships with all stakeholders from the Beneficiaries of the Land Claims, to all the regulatory bodies and project contractors in the area.  Company management feels a drilling program is technically feasible to implement for the winter of 2008/2009.

United States

New Mexico

Through its acquisition of Thunder, the Company acquired a 100% interest in 55,000 acres of property located in northeast New Mexico. Additional land acquisitions have increased the Company’s land position to 58,000 acres and offers tendered to private holders of additional rights, if successful, will further increase our land position by approximately 50%. These lands have potential for natural gas and CO2 and oil and helium resources at shallow depths.

The Company recently completed a 35 mile 2D high resolution seismic program and a 3 well drilling program. The results of these programs are being evaluated and an engineering report has been commissioned to evaluate the prospective resource.  The initial well tests show 3 potential zones capable of CO2 production, as well as Helium concentrations in the gas tests.

In addition a project feasibility study has been commissioned to identify capital development costs and timelines as well as projected operating costs in order to provide information to support a long term plan of development.  These tools will provide the information for negotiating pipeline access, transportation agreements, sales contracts for the CO2, additional land acquisition terms and conditions, facility engineering and construction and ultimately the parameters for financing the project development.

Following the evaluation of the initial seismic and drilling results, an additional evaluation drilling and seismic program will be planned and executed in Q3/Q4, 2008 with the potential for a major development project planned for 2009. In addition to mapping the CO2 prospects on the Company’s land, the seismic programs will also provide information for locating potential oil and gas prospects on the property.

The Company’s New Mexico land position has sufficient momentum and size to place the Company as one of the larger mineral rights holders in Northeast New Mexico, with potential multiple revenue streams from CO2, Helium, Oil and Natural Gas. Several companies have expressed interest in participating in the New Mexico properties at several levels of involvement.

Montana

During 2006, the Company, under a joint venture farmout agreement, participated in a seismic acquisition program and a 2 well drilling program to earn a 50% non-operating working interest in the wells and well spacing. This joint venture project provides the company with the right to participate on a 50% basis going forward on this prospect in the Hill County area of Montana. The Operator of the project has 60,000 contiguous undeveloped acres of P&NG rights in the area, as well as some excess capacity in facilities and pipelines. Two wells were drilled in the third quarter of 2006; one is cased for subsequent evaluation of the multiple zones found and one was abandoned. In order to facilitate the efficient exploration of this prospect area, the company has acquired from the original operator a 100% working interest of 12,000 acres of P&NG rights while retaining the right to participate and initiate operations on the remaining prospect leases. The Montana prospect is currently being reviewed by the company’s staff geologist and an exploration program consisting of seismic and drilling will be proposed for Q4 2008/Q1 2009.

Financial Condition and Changes in Financial Condition
(All dollar values are expressed in United States dollars unless otherwise stated)

As a result of the brokered private placement financings and the property acquisitions completed in late 2007, the Company’s balance sheet was significantly strengthened and it was able to conduct an aggressive capital expenditure program in early 2008.

The Company’s total assets have increased to $36,432,679 as at March 31, 2008 from $34,690,768 at the end of 2007 and $2,707,075 at the end of 2006. These increases resulted from the increased capital expenditure programs undertaken by the Company in the first quarter of 2008 and 2007, as well as the acquisition described under “Property Acquisition” and the financings described under “Liquidity and Capital Resources”. Total assets consist of cash and other current assets of $4,259,777 (December 31, 2007 - $10,288,410); unproved oil and gas properties and equipment of $31,829,580 (December 31, 2007 - $24,043,005); and other assets of $343,322 (December 31, 2007 - $359,353). Our total current liabilities were $4,386,848 (December 31, 2007 - $2,302,555) and consisted of accounts payable and accrued liabilities relating to capital activities and general and administrative costs incurred. We had long term liabilities of $46,587 (December 31, 2007 - $110,955), asset retirement obligations of $239,635 (December 31, 2007 - $151,814), and deferred income taxes of $52,000 (December 31, 2007 - $57,000). Shareholders’ equity amounted to $31,702,609 (December 31, 2007 - $32,068,444), net of an accumulated deficit of $7,301,596 (December 31, 2007 - $6,839,439).

Overall Operating Results

In the three months ended March 31, 2008, the Company had income during the evaluation period of $ Nil (2007 - $385) and operating costs of $274 (2007 - $10,636) relating to production from its Granlea, Alberta project. The well watered out in late 2006 and was deemed uneconomic. Except for that small amount of production, the Company remains in the exploratory and development stage.

Net Loss for the three months ended March 31, 2008 totalled $462,157 (2007 - $314,042) In addition to the operating results noted above, these losses consist of general and administrative expenses of $512,165 (2007 - $294,502), including stock-based compensation expense amounting to $190,136 (2007 - $123,814); and depletion, depreciation and accretion of $ 11,704 (2007 - $9,521) and deferred income tax recovery of $5,000 (2007 $ Nil).

General and administrative expenses include the cost of employed and consulting personnel and others who provided investor relations services, public company costs for SEC reporting compliance, accounting, audit and legal fees and other general and administrative office expenses. General and administrative expense also includes stock-based compensation relating to the cost of stock options granted to directors, officers, employees and other personnel. General and administrative costs have been increasing as the scope of the company’s activities have increased and we believe substantial amounts will continue to be spent on such costs in the near term as we progress with the  evaluation of our oil and gas prospects. A tenfold increase in our shareholder base from 1,000 to approximately 10,000 shareholders during the past year has also contributed to our increased general and administrative costs.

Depletion, depreciation and accretion includes the cost of depreciation relating to office furniture and equipment in 2008, 2007 and 2006. All of the remaining capitalized costs relate to Canadian and United States unproven properties and have been excluded from the depletable cost pools for ceiling test purposes.

Deferred income tax expense includes a provision for recovery of future Canadian income taxes of $5,000.

Capital Expenditures:

Capital Expenditures incurred by the Company during the three months ended March 31, 2008 and 2007 are set out below.

	2008	2007
Land acquisition and carrying costs	$605,931	$27,946
Geological and geophysical	4,112,993	4,349,477
Intangible drilling and completion	2,934,748	31,933
Tangible completion and facilities	56,914	34,920

Total Capital Costs Incurred	$7,710,586	$4,444,276

Geological and geophysical costs include the costs of the seismic programs carried out on the EL 413 Little Chicago, North West Territory project in 2008 and 2007 and the New Mexico seismic program for 2008.

Intangible drilling and completion costs for 2008 include the Company’s 57% share of the drilling of the recent Lucy well in British Columbia and 100% of the three well New Mexico program.

Liquidity and Capital Resources:

Since inception to March 31, 2008, the company’s operations have been financed from the sale of securities and loans from shareholders. Working capital at March 31, 2008 amounted to $127,071 Deficiency (December 31, 2007 - $7,985,855).

During 2007, the Corporation raised $33,303,427 (2006 - $4,467,688), net of share issue costs, in private placement financing proceeds. These financings have enabled the Corporation to finance its on-going capital expenditures and general and administrative expenses. The Corporation currently has no long term debt obligations.

The Company is seeking and is confident it will obtain additional financing, either through debt, equity or a combination thereof to cover the estimated cost of its planned programs for the balance of 2008 and into 2009. In addition, we may require funds for additional acquisitions. In the event that additional capital is raised at some time in the future, existing shareholders will experience dilution of their interest in the Corporation.

There is uncertainty that the Company will continue as a going concern, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company has not generated positive cash flow from operations since inception and has incurred operating losses and will need additional working capital for its future planned activities. These conditions raise doubt about the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to finance ongoing operations. The Company’s strategy to address this uncertainty, includes additional equity and debt financing; however, there are no assurances that any such financings can be obtained on favorable terms, if at all. These consolidated financial statements do not reflect the adjustments or reclassification of assets and liabilities that would be necessary if the Company were unable to continue its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk from changes in petroleum and natural gas and related hydrocarbon prices, foreign currency exchange rates and interest rates.

Petroleum and Natural gas and Related Hydrocarbon Prices

The Company currently has no petroleum and natural gas and related hydrocarbon reserves or production so the Company therefore has no current exposure related to the instability of prices of such commodities. However; the prices of these commodities are unstable and are subject to fluctuation, due to factors outside of the Company’s control, including war, weather, the availability of alternate fuel and transportation interruption and any material decline in these commodity prices could have an adverse impact on the economic viability of the Company’s exploration projects.

Foreign Currency Exchange Rates

The Company, operating in both the United States and Canada, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact the Company’s financial results in the future. To the extent revenues and expenditures denominated in other currencies vary from their U. S. dollar equivalents, the Company is exposed to exchange rate risk. The Company can also be exposed to the extent revenues in one currency do not equal expenditures in the same currency. The Company is not currently using exchange rate derivatives to manage exchange rate risks.

Interest Rates

The Company’s interest income and interest expense, in part, is sensitive to the general level of interest rates in North America. The Company is not currently using interest rate derivatives to manage interest rate risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Segregation of Duties and Access to Critical Accounting Systems

As at December 31, 2007, we had a material weakness related to certain employees who had incompatible responsibilities within all significant processes affecting financial reporting.  We also had a material weakness resulting from our failure to implement controls to restrict access to financially significant systems or to monitor access to those systems, which resulted in conflicting access and/or inappropriate segregation of duties.  These material weaknesses affect all significant accounts.

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

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not presently a party to any litigation. As at March 31, 2008 and December 31, 2007, there was a threatened litigation matter against the Company which comprised a potential claim by a partner regarding the terms of the EL 413 North West Territory 2006 farm-out agreement. The potential outcome and loss to the Company is unknown; however, in the opinion of management, the potential of any litigation and loss to the Company has, due to discussions between the parties, diminished significantly and the matter is not expected to result in any material adverse impact on the Company’s financial position.

ITEM 1A. RISK FACTORS

Going Concern Uncertainty

There is uncertainty that the Company will continue as a going concern, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company has not generated positive cash flow from operations since inception and has incurred operating losses and will need additional working capital for its future planned activities. These conditions raise doubt about the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to finance ongoing operations. The Company’s strategy to address this uncertainty, includes additional equity and debt financing; however, there are no assurances that any such financings can be obtained on favorable terms, if at all. These consolidated financial statements do not reflect the adjustments or reclassification of assets and liabilities that would be necessary if the Company were unable to continue its operations.

The Oil and Gas Industry Is Highly Competitive

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

We Expect Our Operating Expenses To Increase Substantially In The Future And May Need To Raise Additional Funds.

We have a history of net losses and expect that our operating expenses will continue to increase over the next 12 months as we continue to implement our business plan. In addition, we may experience a material decrease in liquidity due to unforeseen expenses or other events and uncertainties. As a result, we may need to raise additional funds, and such funds may not be available on favorable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to execute on our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We Are An Exploration Stage Company Implementing A New Business Plan.

We are an exploration stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the three months ended March 31, 2008 and the years ended December 31, 2007, 2006 and 2005, we reported losses of $467,157, $2,775,663, 2,867,374 and 1,133,790 respectively. In addition, our consolidated financial statements for the three months ended March 31, 2008 and the years ended December 31, 2007, 2006 and 2005 contained a going concern qualification and we cannot give any assurances that we can achieve profits from operations.

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

Market Fluctuations In The Prices Of Oil And Gas Could Adversely Affect Our Business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

   31.1 - Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 - Certification of Chief Financial Officer to Section 302 of the Sarbane-Oxley Act of 2002

   32.1 - Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

On January 16, 2008 we filed an 8K under item 8.01 Other Events and item 9.01 Financial Statements and Exhibits.

On January 30, 2008 we filed an 8K under item 8.01 Other Events and item 9.01 Financial Statements and Exhibits.

On February 7, 2008 we filed an 8K under item 8.01 Other Events and item 9.01 Financial Statements and Exhibits.

On February 7, 2008 we filed an 8K under item 8.01 Other Events and item 9.01 Financial Statements and Exhibits.

On February 11, 2008 we filed an 8K under item 8.01 Other Events and item 9.01 Financial Statements and Exhibits.

On February 26, 2008 we filed an 8K under item 8.01 Other Events and item 9.01 Financial Statements and Exhibits.

On March 12, 2008 we filed an 8K under item 8.01 Other Events and item 9.01 Financial Statements and Exhibits.

On March 18, 2008 we filed an 8K under item 8.01 Other Events and item 9.01 Financial Statements and Exhibits.

On March 25, 2008 we filed an 8K under item 8.01 Other Events and item 9.01 Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KODIAK ENERGY, INC. (Registrant)

Dated: May 12, 2008	By:	/s/ William S. Tighe
William S. Tighe
Chief Executive Officer