Form 10-Q
period 2008-09-30
KODIAK ENERGY, INC.
filed 2008-11-10
CIK 1109553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2008

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X   No __

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer __	Accelerated Filer _X_
Non-Accelerated Filer __ (Do not check if a smaller reporting company)	Smaller Reporting Company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act)  Yes  __   No _X_

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _X   No  __

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 110,023,998 common shares, $.001 par value, as at November 7, 2008.

KODIAK ENERGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KODIAK ENERGY, INC.
Consolidated Balance Sheets
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	September	December
	30, 2008	31, 2007
	(Unaudited)	(Audited)
Assets

Current Assets:
Cash and Short Term Deposits	$54,857	$8,983,682
Accounts Receivable (Note 4)	1,010,428	1,214,253
Prepaid Expenses and Deposits	91,897	90,475
	1,157,182	10,288,410

Other Assets (Note 5)	332,425	359,353

Capital Assets (Note 6):
Unproved Oil & Gas Properties Excluded From
Amortization – Based on Full Cost Accounting	38,267,882	23,967,351
Property & Equipment	80,392	75,654
	38,348,274	24,043,005

Total Assets	$39,837,881	$34,690,768

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts Payable	$1,391,054	$1,547,273
Accrued Liabilities	142,027	755,282
	1,533,081	2,302,555

Long-term Liabilities (Note 7)	44,937	110,955

Asset Retirement Obligations (Note 8)	210,764	151,814

Deferred Income Taxes (Note 9)	52,000	57,000

	1,840,782	2,622,324

Shareholders' Equity
Share Capital (Note 10):
Authorized 300,000,000 Common Shares Par Value
.001 Each; Issued and Outstanding
110,023,998 (2007 – 106,692,498) Shares	110,024	106,692
Additional Paid in Capital	46,756,714	39,143,392
Other Comprehensive Loss	(436,242)	(342,201)
Deficit Accumulated during the Exploration Stage	(8,433,397)	(6,839,439)
	37,997,099	32,068,444

Total Liabilities and Equity	$39,837,881	$34,690,768

(See accompanying notes to the consolidated financial statements)

Contingencies and commitments (Note 13)

KODIAK ENERGY, INC.
Unaudited Consolidated Statements of Shareholders’ Equity
Nine Months Ended September 30, 2008
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	Number of Common Shares	Amount	Additional Paid in Capital	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Shares Issuable	Total Shareholders’ Equity

Balance at December 31, 2007	106,692,498	$106,692	$39,143,392	$(6,839,439)	$(342,201)	$-	$32,068,444

Net loss	-	-	-	(1,593,958)	-	-	(1,593,958)
Foreign currency translation	-	-	-	-	(94,041)		(94,041)
	-	-	-	(1,593,958)	(94,041)		(1,687,999)

Common shares issued	3,331,500	3,332	7,105,532	-	-		7,108,864
Stock-based Compensation	-	-	507,790	-	-	-	507,790
Balance at September 30, 2008	110,023,998	$110,024	$46,756,714	$(8,433,397)	$(436,242)		$37,997,099

(See accompanying notes to the  consolidated financial statements)

Kodiak Energy Inc.
Unaudited Consolidated Statements of Operations
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Cumulative Since Inception Apr. 7, 2004 to September 30, 2008

INCOME DURING THE EVALUATION PERIOD	$-	$(202)	$46	$225	$27,405

EXPENSES
Operating	3,590	549	8,863	12,149	42,978

General and Administrative	550,822	793,936	1,620,905	1,647,925	5,492,480
Stock-based Investor Relations	-	-	-	-	337,500
Depletion, Depreciation and Accretion
Including Ceiling Test Impairment
Write-downs	16,441	12,900	41,718	35,043	1,768,815
Interest	-	75,238	1,257	94,056	904,151
	570,853	882,623	1,672,743	1,789,173	8,542,196
Loss Before Other Income	(570,853)	(882,825)	(1,672,697)	(1,788,948)	(8,518,519)

Other Income (Expense)
Loss from valuation adjustment	-	-	-	-	(25,000)
Interest Income	12,239	(1,400)	73,739	(1,909)	162,122
	(12,239)	(1,400)	(73,739)	(1,909)	137,122

Net Loss before taxes	(558,614)	(881,425)	(1,598,958)	(1,787,039)	(8,381,397)
Deferred Income Taxes (Recovery)	-	(3,468)	(5,000)	52,012	52,000

NET LOSS	$(558,614)	$(877,957)	$(1,593,958)	$(1,839,051)	$(8,433,397)

(See accompanying notes to the  consolidated financial statements)

Loss per share data (Note 12)

KODIAK ENERGY, INC.
Unaudited Consolidated Statements of Cash Flows
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Cumulative Since Inception April 7, 2004 to
	September	September	September	September	September
	30, 2008	30, 2007	30, 2008	30, 2007	30, 2008
Operating Activities
Net Loss	$(558,614)	$(877,957)	$(1,593,958)	$(1,839,051)	$(8,433,397)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depletion, Depreciation and Accretion	16,441	12,900	41,718	35,043	1,768,815
Non-cash Interest Expense	-	(18,818)	-	-	808,811
Stock-Based Investor Relations Expense	-	-	-	-	337,500
Stock-Based Compensation	152,185	190,239	507,790	469,322	1,220,893
Deferred Income Taxes (Recovery)	-	(3,468)	(5,000)	52,012	52,000
Bad Debts Written Off	-	-	-	-	11,908
Contributions to Capital	-	-	-	-	900
Non-Cash Working Capital Changes (Note 17)	219,897	(15,335)	836,234	(94,523)	306,911
Net Cash Used In Operating Activities	(170,091)	(712,439)	(213,216)	(1,377,197)	(3,925,659)

Investment Activities:
Additions To Capital Assets	(420,613)	(2,176,090)	(11,277,874)	(7,071,453)	(21,637,874)
Additions To Other Assets	13,878	(61,740)	26,928	(66,960)	(332,425)
Net Cash Used In Investment Activities	(406,735)	(2,237,830)	(11,250,946)	(7,138,413)	(21,970,299)

Financing Activities:
Shares Issued and Issuable	(78,726)	8,926,576	2,695,396	12,372,602	26,342,121
Long term liabilities	(1,961)	300,000	(66,018)	3,300,000	44,937
Net Cash Provided By (Used In) Financing Activities	(80,687)	9,226,576	2,629,378	15,672,602	26,387,058

Foreign Currency Translation	25,229	126,358	(94,041)	(191,951)	(436,242)
Net Cash Increase (Decrease)	(682,742)	6,049,949	(8,928,825)	6,965,041	54,857

Cash beginning of period	737,599	1,263,438	8,983,682	448,346	-

Cash end of period	$54,857	$7,413,387	$54,857	$7,413,387	$54,857

Cash is comprised of:
Balances with banks	$54,857	$7,413,387	$54,857	$7,413,387	$54,857
Short-term deposits	-	-	-	-	-
	$54,857	$7,413,387	$54,857	$7,413,387	$54,857

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2008 and 2007
Stated in US dollars

1.   ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements include the accounts of Kodiak Energy Inc. and subsidiaries (collectively “Kodiak”, the “Company”, “we”, “us” or “our”) as of September 30, 2008  and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007 and for the cumulative period from April 7, 2004 (inception) until September 30, 2008, and are presented in accordance with generally accepted accounting principles in the United States of America (“U. S. GAAP”).

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

Going Concern Uncertainty

These consolidated financial statements have been prepared assuming the Company will continue as a going concern, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company has not generated positive cash flow since inception and has incurred operating losses and will need additional working capital for completion of its planned 2008 and future programs. These conditions raise doubt about the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to finance ongoing operations. The management of the Company has developed a strategy to address this uncertainty, including additional equity and debt financing and some divestitures; however, there are no assurances that any such financing or divestitures can be completed on favorable terms, if at all, or that the Company will generate positive cash flow. These financial statements do not reflect the adjustments or reclassification of assets and liabilities that would be necessary if the Company were unable to continue its operations.

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

Per FASB Interpretation (FIN 48) (See Note 9) under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At September 30, 2008, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

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

Flow-through Shares

The Company finances a portion of its oil and gas exploration activities in Canada through the issue of flow-through shares. The exploration and development expenditures funded by flow-through shares are renounced to subscribers in accordance with the Income Tax Act (Canada).

Proceeds from the issuance of such flow-through shares are to be allocated between the sale of the shares and the sale of the tax benefits. The allocation is made based on the difference between the amount the investor pays for the flow-through shares and the fair value of the existing shares at the time the flow-through shares were issued. A liability is recognized for this difference which is reversed upon the renunciation of the tax benefit. The difference between this liability and the deferred tax liability is recorded in earnings.

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

3.  RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many new financial instruments and certain other items at fair value. The Company adopted SFAS No. 159 effective January 1, 2008, and did not elect the fair value option for any existing items.

The following new accounting standards have been issued, but have not yet been adopted or fully adopted by the Company:

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

SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change the Company’s current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer an liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February, 2008, the FASB issued Staff Position No 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the Financial statements on a recurring basis until fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s Financial Statements. We do not currently anticipate that full adoption in 2009 will materially impact the Company’s results of operations or financial condition.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No, 162). In May, 2008, the FASB issued SFAS No. 162, which identifies the sources of accounting principles and a prioritized framework for selecting the principles to be used for preparation of the financial statements of nongovernmental agencies that are presented in conformity with U.S. GAAP. SFAS No. 162 replaces the U.S. GAAP hierarchy specified in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 is effective 60 days following the SEC’s approval on September 16, 2008 of the Public Company Oversight Board amendments to remove the U.S. GAAP hierarchy from the auditing standards. As a result, we will adopt SFAS No. 162 in the fourth quarter of our fiscal year 2008. We do not expect SFAS No. 162 to have a material impact on our financial position, results of operations or cash flows.

4.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:
	September	December
	30, 2008	31, 2007
Non-operating Partner joint venture accounts	$492	$454,179
Operator cash call advances	-	76,388
Government of Canada Goods and Services Tax Claims	40,035	621,254
Accrued interest receivable	-	57,096
Amount due from Brink Energy Ltd. (Note 13)	950,190	-
Other	19,711	5,336
	$1,010,428	$1,214,253

5.  OTHER ASSETS

Other assets represent long term deposits required by regulatory authorities for environmental obligations relating to well abandonment and site restoration activities.

	September	December
	30, 2008	31, 2007

Alberta Energy and Utility Board Drilling Deposit	$83,611	$87,518
Alberta Energy Royalty Deposit	-	4,723
British Columbia Oil and Gas Commission Deposit	248,814	267,112

	$332,425	$359,353

6. CAPITAL ASSETS
			Net Book
		Accumulated	Value
		Depreciation	September
	Cost	and Depletion	30, 2008

Oil and Gas Properties:

Canada	$29,578,203	$1,651,037	$27,927,166
United States	10,340,716	-	10,340,716

Sub-total	39,918,919	1,651,037	38,267,882
Furniture and Fixtures	156,779	76,387	80,392

Total	$40,075,698	$1,727,424	$38,348,274

			Net Book
		Accumulated	Value
		Depreciation	December
	Cost	And Depletion	31, 2007
Oil and gas Properties:

Canada	$18,595,042	$1,651,037	$16,944,005
United States	7,023,346	-	7,023,346

Sub-total	25,618,388	1,651,037	23,967,351

Furniture and Fixtures	128,412	52,758	75,654

Total	$25,746,800	$1,703,795	$24,043,005

During the nine months ended September 30, 2008, the Company has capitalized $267,030 (December 31, 2007 - $ 193,173) of general and administrative personnel costs attributable to acquisition, exploration and development activities.

Unproved Properties

Included in oil and gas properties are the following costs related to Canadian and United States unproved properties, valued at cost, that have been excluded from costs subject to depletion.

	September	December
	30, 2008	31, 2007

Canada
Land acquisition and retention	$15,938,745	$9,284,017
Geological and geophysical costs	10,494,023	6,371,954
Exploratory drilling	1,339,105	1,114,763
Tangible equipment and facilities	53,616	127,217
Other	101,677	46,054
	$27,927,166	$16,944,005
United States
Land acquisition and retention	$6,757,908	$6,206,389
Geological and geophysical costs	941,836	383,800
Exploratory drilling	2,478,768	409,246
Tangible equipment and facilities	82,395	-
Other	79,809	23,911
	$10,340,716	$7,023,346
	$38,267,882	$23,967,351

In Canada, winter drilling programs are planned for 2008-10 for our North West Territories property and a stimulation and horizontal drilling program is planned for our British Columbia property. In the United States, an initial seismic and drilling program has been conducted on our New Mexico property with a comprehensive feasibility study to follow. These planned activities, when completed, will enable the Company to evaluate the economic viability of these properties. It is estimated by management that the unproved property costs associated with these properties, which in the aggregate constitutes approximately $36,700,000 of our total unproved property costs as at September 30, 2008, will be included in costs subject to depletion by 2010.

Ceiling Test

The Company has performed ceiling tests for its Canadian and United States geographical cost centers and has determined that no impairment exists as of September 30, 2008. As of December 31, 2007, the carrying value of the Company’s unproved properties in its Canadian and United States cost centers were assessed by management and costs attributable to certain Canadian cost center properties were determined to be unsupportable. Consequently, a ceiling test impairment write-down as of December 31, 2007 of $174,380 was recorded and included in depletion, depreciation and accretion for 2007. No impairment existed in the United States cost center as of December 31, 2007.

7.  LONG TERM LIABILITIES

As of September 30, 2008, the Company held $ 44,937 (December 31, 2007 - $110,955) in funds advanced by partners for their share of a drilling deposit required to be lodged by the Company with the British Columbia Oil and Gas Commission (See Note 5) as security for future well abandonment and site restoration activities.

8. ASSET RETIREMENT OBLIGATIONS

Changes in the carrying amounts of the asset retirement obligations associated with the Company’s oil and natural gas properties are as follows:

Asset Retirement Obligations, December 31, 2007	$151,814
Obligations incurred	82,914
Retirements incurred	(38,287)
Accretion	14,323
Asset retirement obligations, September 30, 2008	$210,764

At September 30, 2008, the estimated total undiscounted amount required to settle the asset retirement obligations was $ 336,528 (December 31, 2007 - $213,880). These obligations will be settled at the end of the useful lives of the underlying assets, which currently extends up to 8 years into the future. This amount has been discounted using a credit adjusted risk-free interest rate of 7.5% and a rate of inflation of 2.5%.

9. DEFERRED INCOME TAXES

At September 30, 2008, the Company's deferred tax asset is attributable to its net operating loss carry forward of approximately $16,814,000 (December 31, 2007 - $11,284,000), which will expire if not utilized in the years 2024 to 2028. Of this amount, approximately $410,000 (December 31, 2007 - $402,000) is attributable to the Company's Canadian operations. As reflected below, this benefit has been fully offset by a valuation allowance based on management's determination that it is not more likely than not that some or all of this benefit will be realized.

For the periods ended September 30, 2008, September 30, 2007 and for the cumulative period April 7, 2004 (Date of Inception) to September 30, 2008, a reconciliation of income tax benefit at the U.S. federal statutory rate to income tax benefit at the Company's effective tax rates is as follows:

	2008	2007	Cumulative
Income tax benefit at statutory rate	$534,000	$638,000	$3,031,000
Permanent Differences	3,000	2,000	(407,000)
State tax benefit, net of federal taxes	214,000	28,000	267,000
Foreign taxes, net of federal benefit	(5,000)	(12,000)	3,000
Change in valuation allowance	(751,000)	(604,000)	(2,842,000)

Income tax expense (recovery) at effective rate	$(5,000)	52,000	$52,000

Deferred tax assets (liabilities) at September 30, 2008 and December 31, 2007 are comprised of the following:

	2008	2007
Deferred tax assets
Deferred deduction on stock-based Compensation expense	$427,000	$249,000
Net operating loss carryover	6,239,000	4,053,000
Total deferred tax asset	6,666,000	4,302,000

Deferred tax liabilities
Excess of U.S. tax deductions over book amounts written off	3,824,000	2,154,000

Net deferred tax asset before valuation allowance	2,842,000	2,148,000
Less valuation allowance for net deferred tax asset	(2,842,000)	(2,148,000)

Net deferred tax asset	$-	$-

Canadian deferred tax liability resulting from
flow-through share expenditures renounced	$52,000	$57,000

FASB Interpretation No. 48, “Accounting for Uncertainty in Income taxes – an interpretation of FASB Statement No. 109 (FIN 48). In July 2006, the FASB issued FIN 48, which provides guidance on accounting for income tax positions about which the Company has concluded there is a level of uncertainty with respect to the recognition of a tax benefit in the Company’s financial statements. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of certain transactions. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was not a material impact on the Company’s consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48. At September 30, 2008, the Company had no significant unrecognized tax positions and the Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company’s tax positions are subject to examination by tax authorities. As of September 30, 2008, the Company’s tax years 2005 to present are open for United States – Federal and State jurisdictions and Canada – Federal and Provincial jurisdictions.

10.  SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL

Authorized:

September 30, 2008 and December 31, 2007 – 300,000,000 common shares at $0.001 par value

The following share capital transactions occurred during the periods:

Issued	Number	Par Value	Additional Paid in Capital
Balance December 31, 2007	106,692,498	$106,692	$39,143,392
Share Issue Costs (a)	-	-	(9,595)
Private Placement, net of costs (b)	1,204,000	1,204	2,846,005
Warrant converted to common shares (c)	127,500	128	191,122
Issue of Shares to Thunder (d)	2,000,000	2,000	4,078,000
Stock-based compensation (Note 11)	-	-	507,790
Balance September 30, 2008	110,023,998	$110,024	$46,756,714

(a)	During the nine months ended September 30, 2008, the Company paid $9,595 in share issue costs which related to common shares issued in 2007.

(b)
On June 18, 2008, the Company closed a private placement for an aggregate of 1,204,000 units at a price of US$2.50 per unit, for gross proceeds of $3,010,000 and share issue costs aggregating $154,066 and net proceeds of $2,846,005. Each unit consisted of one common share and one warrant which entitles the holder to purchase, until June 18, 2010, one common share of the Company at a price per share of $3.50. In connection with 1,200,000 shares of this private placement, an agent was granted warrants to purchase, until June 18, 2010, 96,000 common shares of the Company at $3.50 per common share.

(c)	In June, 2008, warrant holders converted 127,500 warrants into 127,500 common shares at $1.50 per share for total proceeds of $191,250.

(d)
In July, 2008, the Company issued 2,000,000 common shares to Thunder River Energy Inc. (“Thunder”) pursuant to the Company’s commitment to issue to Thunder common shares of the Company upon the achievement of certain milestones in connection with properties acquired from Thunder in September, 2007. (See Note 13). Such shares were valued and issued at market value of $2.04 per share in July, 2008 and the value was added to the cost of the Company’s Canadian unproved properties.

As of September 30, 2008, the following common shares were reserved for issuance:
			Weighted
		Equivalent	Average	Option
	Exercise	Shares	Years to	Shares
	Price ($)	Outstanding	Expiry	Vested

Stock Options (see summary below)	$1.28-$2.58	1,696,666	3.41	568,334
Warrants (see summary below)	$1.50-$3.50	6,123,014	1.45	-
Thunder Acquisition (Note 13)		9,000,000		-
Total Shares Reserved		16,819,680		-

Stock Option Plan

The Company has a stock option plan under which it may grant options to its directors, officers, employees and consultants for up to a maximum of 10% of its issued and outstanding common shares at market price at the date of grant for up to a maximum term of five years. Options are exercisable equally over the first three years of the term of the option.

A summary of options granted under the plan is as follows:
			Weighted
		Number	Average
	Expiry	of Option	Exercise	Total
	Date	Shares	Price	Value

Granted to five directors and one officer Oct. 23, 2006	Oct. 23/11	1,280,000	$1.50	$1,920,000
Cancellation of one officer’s option		(280,000)	$1.50	(420,000)
Granted to an employee Dec. 1, 2006	Dec. 1/11	125,000	$1.28	160,000
Granted to an officer Jan. 3, 2007	Jan. 3/12	280,000	$1.29	361,200
Granted to three senior advisors Apr. 2, 2007	Apr. 12/12	300,000	$1.75	525,000
Granted to a consultant Dec. 1, 2007	Dec. 1/12	100,000	$2.58	258,000
Granted to an employee Mar. 24, 2008	Mar. 24/13	25,000	$1.86	46,500
Cancellation of two senior Advisors’ options		(133,334)	$1.75	(233,333)

Balance September 30, 2008		1,696,666	$1.54	$2,617,367

Warrants

During 2006, 2007 and 2008, the Company, as part of certain private placement financings, issued warrants that are exercisable in common shares of the Company. A summary of such outstanding warrants follows:
	Exercise	Expiry	Equivalent Shares	Weighted Average Years
	Price	Date	Outstanding	to Expiry

Balance December 31, 2006	$2.70-$3.50	June 30/11	1,130,000	2.75

Issued February 20, 2007	$1.50	Feb. 20/09	860,000.39
Issued May 10, 2007	$1.50	May 10/09	2,447,900.61
Issued September 28, 2007	$2.50	Mar. 28/09	220,480.49
Issued September 28, 2007	$3.00	Mar. 28/09	149,334.49
Issued October 3, 2007	$3.00	Apr. 3/09	26,800.50
Issued October 30, 2007	$2.50	Apr. 30/09	80,000.58
Issued October 30, 2007	$3.00	Apr. 30/09	4,000.58
Issued November 1, 2007	$2.50	May 1/09	32,000.58
Total Issued in 2007			3,820,514
Balance December 31, 2007			4,950,514

Issued June 18, 2008	$3.50	Jun. 18/10	1,300,000	1.70
Converted upon exercise (Note 10)	$1.50	May 10/09	(127,500)

Balance September 30, 2008			6,123,014	1.20

11.  STOCK-BASED COMPENSATION

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123R, the Company uses the Black-Scholes option pricing method to determine the fair value of each stock option granted and the amount is recognized as additional expense in the statement of earnings over the vesting period of the option. The fair value of each option granted has been estimated using the following average assumptions:

	2008	2007

Risk free interest rate	3.05%	3.99%
Expected holding period	3 years	3 years
Share price volatility	75%	75%
Estimated annual common share dividend	-	-

For options granted during the nine months ended September 30, 2008, the fair value totaled $23,750 (December 31, 2007 - $ 1,166,000). The amount of share-based compensation expense recorded during the nine months ended September 30, 2008 is estimated to be $507,790 (December 31, 2007 – $643,934) and has been included in General and Administrative Expense with a corresponding credit to Additional Paid in Capital. The unvested value of options expiring during the quarter was $359,534 leaving the balance of the fair value of the options to be expensed in future periods of $693,363 (December 31, 2007 - $1,536,937) over a vesting period of three years.

12.  NET LOSS PER SHARE

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September	September	September	September
	30, 2008	30, 2007	30, 2008	30, 2007
Numerator:
Numerator for basic and diluted loss per share
Net Loss	$(558,614)	$(877,957)	$(1,593,958)	$(1,839,051)

Denominator:
Denominator for basic loss per share
Weighted average shares outstanding	109,632,694	93,663,368	107,734,253	92,380,591
In the money stock options	213,851	922,311	523,472	776,162
In the money warrants	368,953	1,763,788	1,018,356	968,930
Contingent Thunder shares	2,500,000	146,739	2,500,000	49,451

Denominator for diluted loss per share
Weighted average shares outstanding	112,715,498	96,496,206	111,776,081	94,195,133

Basic and diluted loss per share	$(0.005)	$(0.009)	$(0.015)	$(0.020)

Of the contingent shares related to the property acquisition described in note 13, only 2.5 million shares of the 11 million total contingent shares are assumed to be issued for purposes of the diluted loss per share calculations. The 6.5 million shares relating to the significant discovery and production milestones have been excluded because their inclusion would be anti-dilutive.

13.  COMMITMENTS AND CONTINGENCIES

Thunder Acquisition Commitments

On September 28, 2007 the Company purchased from Thunder River Energy, Inc. (“Thunder”) certain properties in Canada (Exploration License 413 – “EL 413”) and the United States in consideration for cash and common shares of the Company. Under the terms of the purchase agreement and an amendment dated October 22, 2008 to the purchase agreement, the Company is committed to issue up to 9 million additional common shares of the Company upon the achievement of certain milestones in connection with the acquired properties, including 4 million shares to be issued as follows: 1 million shares upon the spudding of a shallow depth well (1,500 meters TD) by June 30, 2010; 1.5 million shares upon the spudding of a medium depth well (2,500 meters TD) before license expiry and 1.5 million shares upon conversion of any part of EL 413 to a Significant Discovery Lease. If, as a result of the Company’s exploration and development activities on the acquired properties, reserves in place exceed 100 million barrels, then, for each excess 10 million barrels in place, 100,000 additional shares could be issued, up to a maximum of 5 million additional shares. An extension to the license expiry date has been applied for and is expected to be approved. The purchase agreement also included a commitment of the Company to issue 2 million shares to Thunder upon the completion of a seismic program on the property by June 30, 2008. Such seismic program was completed and in July, 2008, 2 million shares were issued to Thunder. (See Share Capital Note 10).

Canadian Flow-through Share Commitments

In September and October, 2007, 2,251,670 private placement shares were issued at a purchase price of $3.00 for gross proceeds of $6,755,010 and on the basis that the Company would provide the investors a Canadian flow through tax deduction. In order to provide such flow through share tax deduction benefits to the investors, the Company committed to expend the proceeds on eligible capital expenditures in Canada prior to December 31, 2008 and renounce such expenditures to the flow through share investors. In 2008, these expenditures were renounced effective December 31, 2007 and as of September 30, 2008, eligible expenditures had been incurred in an amount sufficient to satisfy this commitment.

Outstanding Litigation

Brink Transaction

On or about June 18, 2008, the Company entered into a letter agreement (the “Letter Agreement”) with Brink Energy Ltd. (“Brink”), a private Alberta oil and gas corporation, with respect to a proposed Plan of Arrangement (the “Arrangement”), in accordance with the Alberta Business Corporations Act, which provided for the Company to acquire all of the outstanding shares of Brink (the “Transaction”). Under the Arrangement, the holders of common shares of Brink (“Brink Shares”) would have received for each Brink Share, at the election of the Brink shareholder, either: (i) 0.411 of a common share of the Company, or (ii) $0.575 plus 0.2055 of a Company share, subject to an aggregate maximum amount of cash paid to Brink shareholders of Cdn. $7 million. Assuming Brink shareholders had elected to receive the $7 million maximum cash consideration, the balance of the consideration for the Brink Shares would have been paid in common shares of the Company. The Letter Agreement provided that a non-completion fee would be payable by Brink to Kodiak, as liquidated damages, by way of a transfer of Brink’s interest in certain lands in the event there was a breach or non-performance by Brink of a material provision of the Letter Agreement.

In addition, in June, 2008, the Company loaned $980,681 (Cdn. $1 million) to Brink, which loan was utilized by Brink to reduce its bank indebtedness. The loan to Brink bears interest at prime plus 2%, is secured by Brink assets and was subordinated to Brink’s bank indebtedness. The loan is also convertible into common shares of Brink under certain circumstances.

In a letter dated August 18, 2008, Brink’s counsel, on behalf of the Board of Directors of Brink, advised the Company that it was not going to proceed with the Transaction.  On September 12, 2008, the Company filed in the Court of Queen’s Bench of Alberta, Judicial District of Calgary, a Statement of Claim against Brink in which the Company is claiming, among other things, repayment of its loan, including accrued interest thereon, and the transfer to the Company of certain lands of Brink in satisfaction of Brink’s Non-completion fee obligation arising out of Brink’s termination of the Transaction. On September 29, 2008, Brink filed in the Court of Queen’s Bench of Alberta, Judicial District of Calgary, a Statement of Defence in which Brink denies all of the allegations in the Company’s Statement of Claim. At the same time, Brink filed a Counterclaim in which Brink claims, among other things, that Kodiak breached covenants of the Letter Agreement and that Kodiak is obligated to Brink for a Non-completion fee of $1 million. On October 7, 2008, the Company filed a Statement of Defence denying all of Brink’s allegations in its Counterclaim. The parties are attempting to resolve this matter via negotiation of a settlement.

Although management of the Company believes that the loan and interest are recoverable and that the Company is entitled to a non-completion fee, no assurance can be given that the Company will be successful in recovering such loan and interest and/or non-completion fee. The loan and interest are included in Accounts receivable as at September 30, 2008 (See Accounts Receivable Note 4).

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

15.  RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2008, the Company paid $ Nil (2007 - $78,103) to Sicamous Oil & Gas Consultants Ltd., a company owned by the President and Chief Executive Officer of the Company, for consulting services rendered. These amounts were charged to General and Administrative Expense.

For the nine months ended September 30, 2008, the Company paid $ Nil (2007 - $40,851) to MHC Corp., a company owned by the former Chief Executive Officer of the Company for consulting services rendered by him. These amounts were charged to General and Administrative Expense.

For the nine months ended September 30, 2008, the Company paid $88,435 (2007 – $55,928), including $ 9,583 owing as at September 30, 2008 (December 31, 2007 - $ Nil) to Harbour Oilfield Consulting Ltd., a company owned by the Vice-President Operations of the Company for consulting services rendered by him. Of this amount, $39,394 (2007 - $ Nil) was capitalized to Unproved Oil and Gas Properties and $49,041 (2007 - $ 55,928) was charged to General and Administrative Expense.

For the nine months ended September 30, 2008, the Company paid $143,426 (2007 - $91,310), including $ 6,043 owing as at September 30, 2008 (December 31, 2007 - $ Nil) to the Chief Financial Officer of the Company for services rendered by him. These amounts were charged to General and Administrative Expense.

These related party transactions were in the normal course of business and agreed to by the related parties and the Company based on negotiations and Board approval and accordingly had been measured at the exchange amounts.

As at September 30, 2008 and December 31, 2007, no other amounts were owing to any related parties.

16.  SEGMENTED INFORMATION

The Company’s geographical segmented information is as follows:

	Three Months Ended Sept. 30, 2008			Nine Months Ended Sept. 30, 2008
	U. S.	Canada	Total	U. S.	Canada	Total

Income during the Evaluation Period	$-	$-	$-	$-	$46	$46
Net Income (Loss)	(6,300)	(552,313)	(558,613)	14,540	(1,608,497)	(1,593,957)
Capital Assets	10,340,716	28,007,558	38,348,274	10,340,716	28,007,558	38,348,274
Total Assets	10,346,538	29,491,343	39,837,881	10,346,538	29,491,343	39,837,881
Capital Expenditures	94,721	4,652,371	4,747,092	3,261,471	11,022,796	14,284,267

	Three Months Ended Sept. 30, 2007			Nine Months Ended Sept. 30, 2007
	U. S.	Canada	Total	U. S.	Canada	Total

Income during the Evaluation Period	$-	$(202)	$(202)	$-	$225	$225
Net Loss	18,007	859,950	877,957	30,563	1,808,488	1,839,051
Capital Assets	6,642,258	15,933,076	22,575,336	6,642,258	15,933,078	22,575,336
Total Assets	6,731,635	24,757,950	31,489,585	6,731,635	24,757,950	31,489,585
Capital Expenditures	6,052,373	8,979,643	15,032,016	6,077,423	15,170,182	21,247,605

17.  CHANGES IN NON-CASH WORKING CAPITAL

				Cumulative
				Since
	Three	Three	Nine	Nine	Inception
	Months	Months	Months	Months	April 7,
	Ended	Ended	Ended	Ended	2004 to
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2008	2007	2008	2007	2008

Operating Activities:
Accounts Receivable	$(5,314)	$18,973	$623,448	$(42,256)	$(60,238)
Prepaid Expenses and Deposits	18,426	7,004	2,573	(30,272)	(94,935)
Accounts Payable	209,446	1,749	263,807	8,899	388,683
Accrued Liabilities	(2,661)	8,893	(53,594)	(30,894)	48,401
Other	-	-	-	-	25,000

Total	$219,897	$36,619	$836,234	$(94,523)	$306,911

Investing Activities:
The total changes in investing activities non-cash working capital accounts detailed below pertains to capital asset additions and has been included in that caption in the Statement of Cash Flow:

Accounts Receivable	$174,504	$(797,192)	$(419,623)	$(579,697)	$(950,190)
Prepaid Expenses and Deposits	12,818	186,748	(3,995)	153,117	13,038
Accounts Payable	114,525	(167,937)	(306,558)	786,913	1,002,372
Accrued Liabilities	(51,615)	(365,693)	(339,661)	(184,181)	93,627

Total	$250,232	$(1,144,074)	$(1,069,837)	$176,152	$158,847

Financing Activities:
The total changes in financing activities non-cash working capital accounts detailed below pertains to shares issued and issuable and has been included in that caption in the Statement of Cash Flow:

Accounts Receivable	$180,000	$(2,121)	$-	$(2,121)	$-
Prepaid Expenses and Deposits	-	-	-	-	(10,000)
Accounts Payable	-	11,034	(113,468)	(17,815)	-
Accrued Liabilities	(250,000)	111,908	(220,000)	331,908	-
Convertible Debt	-	-	-	-	-

Total	$ (70,000)	$120,821	$(333,468)	$311,972	$(10,000)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation

During the first nine months of 2008, the Company has been active with substantial development on each of our three major properties. During the next twelve months, the Company plans to continue the development of its asset base as well as identify additional assets for addition to our overall land base.

All projects to date have been managed on schedule and within budget as the Company proves to be an effective operator in each jurisdiction in which it operates. In late 2007, a $17.4 million private placement financing was completed under difficult market conditions and in December 2007, the Company’s common shares were listed on the Toronto Venture Exchange in Canada on an aggressive timeline. The Company expects to finance its future capital expenditure programs with either debt or equity financings and divestitures or a combination thereof. As of September 30, 2008, the Company has no secured debt. A description of the Company’s recent and planned activities for its core properties is included below.

Kodiak Energy, Inc. is a petroleum and natural gas exploration and development company whose primary objective is to identify, acquire and develop working interests in undeveloped or underdeveloped petroleum and natural gas prospects. We are focused on prospects located in Canada and the United States. The prospects we hold are generally under long term leases and include partial and full working interests. In all of our core properties, Kodiak is the operator and majority interest owner. In two properties, we have the option to perform certain exploratory drilling to earn additional interests. The prospects are subject to varying royalties due to the state, province or federal governments and, in some instances, to other royalty owners in the prospect. None of our core properties are exposed to the recent Alberta Royalty Review changes.

The Company plans to engage in seismic data collection and well drilling programs on a number of prospects in which it has an interest or right to acquire percentage interests over the next two years. Drilling programs will be conducted where the seismic data supports the effort and expense and further development drilling will be based on the results of the initial wells. A number of our prospects are located in the vicinity of petroleum and natural gas infrastructure, thereby providing the opportunity to tie-in to existing or planned pipelines. This will be important in lowering the overall cost of development and marketing any natural resources located in a prospect.

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

In the first quarter of 2008, a second drilling operation was completed and a vertical well was cased. It was determined that the Middle Devonian seismic anomaly was not a reef buildup and the wellbore was cased due to encountering significant gas shows in the previously identified Muskwa Shale with a formation thickness of approximately sixty meters.

The Company submitted an application to the British Columbia Oil & Gas Commission (“OGC”) for an experimental scheme to test the Muskwa Shale gas potential. On August 12, 2008, Kodiak received the final approval of the Lucy experimental scheme application. The Company is preparing to execute a multi-phase work program designed to test the deliverability of the Muskwa shale gas formation using vertical and horizontal drilling and completion techniques. Kodiak’s proposed work program would allow for early production into a pipeline in order to monitor long term deliverability rates and pressures of horizontal and vertical test wells on the periphery of the Horn River Basin.

These results would be some of the first commercial production results for a Horn River Basin shale gas project and would provide information that would help define the effective exploration area of the Basin and assist in the validation of adjoining properties in a divestiture process, should that occur.

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

The prospect is still in the early stages of delineation and no assurance can be given that its exploitation will be successful. However, based on well cuttings and drilling data, Kodiak’s internal technical analysis has estimated the volume of adsorbed and free gas in the Muskwa (Evie) shales to have a potential net reserves of 41 bcf per section or 123 bcf total. We estimate, based on estimated 25% recovery factor on the three sections of land, a total of 30.75 bcf recoverable contingent resources. In calculating this number, the Company used all of the laboratory analysis findings and wellbore information obtained during the drilling operation. For reference, this internally calculated volume is between the “best” and “high” calculations listed in the Chapman report that only had the TOC analysis and industry available data. Further appraisal work is required before these estimates can be finalized and establish commerciality.

The current intention is to perform the following work commitments for the license (target dates are subject to change as new information becomes available).

•
Fourth Quarter 2008 and First Quarter 2009 - Perforate the Muskwa intervals, perform a vertical fracture treatment, test and evaluate pressures and production and, if economic, equip and tie in well to pipeline.

•
Third Quarter 2009 – Drill and case a 1000 meter horizontal leg from an existing cased vertical well on the lease, perform a horizontal staged fracture treatment, test and evaluate pressures and production and, if economic, equip and tie in well to pipeline.

Little Chicago – Northwest Territories

The Company is the operator and largest working interest owner of the 201,160 acre Exploration Licence 413 (“EL 413”)in the Mackenzie River Valley centered along the planned Mackenzie Valley Pipeline. In 2006, the Company signed an exploration farm-in agreement with the two 50% working interest owners of EL 413. The company reprocessed 50 km of existing seismic data in Q4 of 2006 and during the 2006-07 winter work season, the Company expended approximately $6,500,000 to shoot and acquire 84 km of high resolution 2D seismic data on the farm-out Lands, thus earning a 12.5% working interest in the property. In September, 2007, the Company acquired Thunder River Energy, Inc.’s (“Thunder”) remaining 43.75% in the property giving the Company a 56.25% interest in EL 413. A letter of intent signed earlier in 2008 with the Company’s remaining partner in the project, that would have allowed Kodiak to acquire the balance of the working interest in EL 413 and become a 100% working interest owner, recently expired.

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

The decision to acquire additional seismic in the winter of 2008 was made to accommodate the potential to drill both the Devonian Bear Rock and the Basal Cambrian Sand targets from a common drilling site. This would substantially lower drilling costs on a per well basis and reduce the overall project risk.

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

It is anticipated that the first two exploratory wells will be drilled during the 2009 drilling season. Work has commenced on preparing the necessary permitting applications and the Company is currently working on finalizing the Access and Benefits agreements with the beneficiaries of the land claims – the Gwich’in and Sahtu.  These agreements are expected to be finalized in the near future; however, delays in obtaining these agreements and other permits required for the drilling program have made it difficult to mobilize for the winter of 2008/09 and mobilization is now scheduled for the following season. Part of those negotiations would be a post drilling royalty earning into the property by the Gwich’in and Sahtu when converted to a significant discovery license.

In addition, Kodiak has made application with regulators to extend the EL 413 license, approval of which Kodiak believes is imminent. This extension will permit an expanded development plan to investigate additional targets identified in the previous seismic programs.

The Company is currently in discussions with other industry partners to share in the costs of the drilling programs, thus reducing risk and capital commitments. Financing plans will be finalized when overall partnerships are established. Kodiak intends on retaining operatorship.

The Company has demonstrated that it is an effective operator in this challenging environment – with on budget, on schedule projects over the last two winters, excellent relationships with all stakeholders from the Beneficiaries of the Land Claims, to all the regulatory bodies and project contractors in the area.

United States

New Mexico

Through its acquisition of Thunder, the Company acquired a 100% interest in 55,000 acres of property located in northeast New Mexico. Additional land acquisitions have increased the Company’s land position to approximately 79,000 acres. These lands have potential for natural gas and CO2 and oil and helium resources at shallow depths.

The Company recently completed a 35 mile 2D high resolution seismic program and a three well drilling program. The three wells were drilled with air to reduce formation damage and they were cased to the base of the Yeso formation. Based on gas detector results, drill cutting samples and open hole logs, all wells showed three potential shallow porous sandstone formations capable of CO2 production with up to 200 feet of identified net pay thickness. The Yeso, Glorieta and Santa Rosa formations were perforated and flow tested to determine deliverability and pressure. There were multiple gas samples analyzed at specialized independent laboratories from two separate extended flow tests that identified CO2 concentration quality from 98.4% to 99.5%. Two of the wells were stimulated with a nitrified acid squeeze and were able to sustain an extended flow rate of approximately 375mcf/d. The shallow sands have been mapped using offset well control and the newly acquired seismic data and the Company has determined there is a high likelihood of encountering the target formations throughout the leased project area; provided, however, that no assurance can be given that this will be the case.

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

A preliminary project feasibility study is being commissioned to identify capital development costs and timelines as well as projected operating costs in order to provide information to support a large scale long-term plan of development.  This information will enable the definitions for pipeline access planning and negotiation, transportation agreements, sales contracts for the CO2, additional land acquisition terms and conditions, facility engineering and construction and ultimately the parameters for financing the project development.

Several companies have expressed interest in participating in the New Mexico properties at several levels of involvement. There is also potential for the integration of the CO2 production into Permian Basin enhanced oil recovery projects.

Montana

During 2006, the Company, under a joint venture farmout agreement, participated in a seismic acquisition program and a two well drilling program to earn a 50% non-operating working interest in the wells and well spacing. This joint venture project provides the company with the right to participate on a 50% basis going forward on this prospect in the Hill County area of Montana. The Operator of the project had 60,000 contiguous undeveloped acres of P&NG rights in the area, as well as some excess capacity in facilities and pipelines. Two wells were drilled in the third quarter of 2006; one is cased for subsequent evaluation of the multiple zones found and one was abandoned. In order to facilitate the efficient exploration of this prospect area, the company has acquired from the original operator a 100% working interest of 12,000 acres of P&NG rights while retaining the right to participate and initiate operations on the remaining approximate 48,000 acres of prospect leases. After an internal geological review of this prospect, and in light of current commodity prices, consideration is being given to the divestiture of the property and the company is working jointly with our partner to obtain the best value.

Financial Condition and Changes in Financial Condition
(All dollar values are expressed in United States dollars unless otherwise stated)

During the first nine months of 2008, the Company continued to further its major projects in Canada and the United States. Capital expenditures were incurred during the three and nine months ended September 30, 2008 of $4,747,092 (2007 - $15,032,016) and $14,284,267 (2007 - $21,247,605) respectively. The Company’s total assets have increased to $39,837,881 as at September 30, 2008 from $34,690,768 at the end of 2007 and just $2,707,075 at the end of 2006. These increases resulted from the aggressive capital expenditure programs undertaken by the Company over the last two years and were enabled by the financings described under “Liquidity and Capital Resources”. Total assets consist of cash and other current assets of $1,157,182 (December 31, 2007 - $10,288,410); unproved oil and gas properties and equipment of $38,348,274 (December 31, 2007 - $24,043,005); and other assets of $332,425 (December 31, 2007 - $359,353). Our total current liabilities were $1,533,081 (December 31, 2007 - $2,302,555) and consisted of accounts payable and accrued liabilities relating to capital activities and general and administrative costs incurred. We had long term liabilities of $44,937 (December 31, 2007 - $110,955) and asset retirement obligations of $210,764 (December 31, 2007 - $151,814). Shareholders’ equity amounted to $37,997,099 (December 31, 2007 - $32,068,444), net of an accumulated deficit of $8,433,397 (December 31, 2007 - $6,839,439).

Overall Operating Results

In the nine months ended September 30, 2008, the Company had income during the evaluation period of $ 46 (2007 - $225) and operating costs of $8,863 (2007 - $12,149) relating to  2006 production from its Granlea, Alberta project. The well watered out in late 2006 and was deemed uneconomic. Except for that production, the Company remains in the exploration stage.

In the three months ended September 30, 2008, the Company had income during the evaluation period of $ Nil (2007 – Loss of $202) and operating costs of $3,590 (2007 - $549) relating to Granlea.

Net Loss for the nine months ended September 30, 2008 totalled $1,593,958 (2007 – $1,839,051). As well as the operating expenses referred to above, expenses during the period consist of general and administrative expenses of $1,620,905 (2007 - $1,647,925), including stock-based compensation expense amounting to $507,790 (2007 - $469,322); depletion, depreciation and accretion of $ 41,718 (2007 - $35,043) and interest expense of $1,257 (2007 - $94,056).

Net Loss for the three months ended September 30, 2008 totalled $558,614 (2007 – $877,957). As well as the operating expenses noted above, expenses during the period consist of general and administrative expenses of $550,822 (2007 - $793,936), including stock-based compensation expense amounting to $152,185 (2007 - $190,239); depletion, depreciation and accretion of $16,441 (2007 - $12,900) and interest expense of $ Nil (2007 - $75,238).

General and administrative expenses include the cost of employed and consulting personnel and others who provided investor relations services, public company costs for SEC reporting compliance, accounting, audit and legal fees and other general and administrative office expenses. General and administrative expense also includes stock-based compensation relating to the cost of stock options granted to directors, officers, employees and other personnel. Although General and Administrative costs for the three and nine month periods ending September 30, 2008 and 2007 are comparable, such costs have been increasing as the scope of the company’s activities have increased and we believe substantial amounts will continue to be spent on such costs in the near term as we progress with the  evaluation of our oil and gas prospects. A significant increase in our shareholder base from 1,000 to approximately 7,000 shareholders over the past two years has also contributed to our increased general and administrative costs.

Depletion, depreciation and accretion for the three and nine months ended September 30, 2008 and 2007 includes the cost of depreciation relating to office furniture and equipment. All of the remaining capitalized costs relate to Canadian and United States unproven properties and have been excluded from the depletable cost pools for ceiling test purposes.

The deferred income tax provisions (recoveries) for the three months ended September 30, 2008 were $ Nil (2007 - $(3,468)) and for the nine months ended September 30, 2008 were $(5,000) (2007 – $52,012). (See Note 9).

Capital Expenditures:

Capital Expenditures incurred by the Company during the three and nine months ended September 30, 2008 and 2007 are set out below.

	Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30
	2008	2007	2008	2007

Land acquisition and carrying costs	$4,260,154	$14,563,699	$5,432,404	$14,591,140
Geological and geophysical	274,709	224,230	4,827,544	6,105,000
Intangible drilling and completion	166,306	237,751	3,862,901	492,189
Tangible completion and facilities	45,923	6,336	161,418	59,276

Total Capital Costs Incurred	$4,747,092	$15,032,016	$14,284,267	$21,247,605

Land acquisition and retention costs include the cost of new acreage acquired in New Mexico, additional consideration paid for our EL413 NWT property and ongoing property retention costs.

Geological and geophysical costs include the costs of the seismic programs carried out on the EL 413 Little Chicago, North West Territory project in 2008 and 2007 and the New Mexico seismic program for 2008.

Intangible drilling and completion costs for 2008 include the Company’s 57% share of the drilling of the recent Lucy well in British Columbia and 100% of the three well New Mexico program.

Liquidity and Capital Resources:

From inception to September 30, 2008, the Company’s operations have been financed from the sale of securities and loans from shareholders. As at September 30, 2008, the Company had a working capital deficiency of $375,899 compared to working capital at December 31, 2007 of $7,985,855. The Company’s cash position has decreased from $737,599 as of December 31, 2007 to $54,857 as of September 30, 2008 and from $7,413,387 as of September 30, 2007. Cash on hand as of September 30, 2007 was expended in the fourth quarter of 2007 and the first half of 2008 on the Company’s capital expenditure programs and general and administrative costs incurred in those periods. During the second quarter of 2008, the Company raised $2,846,005, net of share issue costs, in private placement financing proceeds. This financing has enabled the Company to fund its on-going 2008 capital expenditures and general and administrative expenses. The Corporation currently has no long term secured debt obligations.

The Company is continuing to seek additional financing, either through equity and debt financing or property divestitures or a combination thereof to cover the estimated cost of its planned programs for the balance of 2008 and into 2009. The global economic downturn and financial uncertainty in the credit and capital markets is making the raising of such capital very challenging. There is no assurance that the Company will be able to access financing or divest of property to carry out our capital programs in the near or extended term.

Should the Company elect to raise additional capital through the issuance and sale of equity securities, the sales may be at prices below the market price of our stock, and our shareholders may suffer significant dilution.

There is uncertainty that the Company will continue as a going concern, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company has not generated positive cash flow since inception and has incurred operating losses and will need additional working capital for its future planned activities. These conditions raise doubt about the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to finance ongoing operations. The Company’s strategy to address this uncertainty, includes additional equity and debt financing and some divestitures; however, there are no assurances that any such financings or divestitures can be completed on favorable terms, if at all, or that the Company will generate positive cash flow. These financial statements do not reflect the adjustments or reclassification of assets and liabilities that would be necessary if the Company were unable to continue its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk from changes in petroleum and natural gas and related hydrocarbon prices, foreign currency exchange rates and interest rates.

Petroleum and Natural gas and Related Hydrocarbon Prices

The Company currently has no petroleum and natural gas and related hydrocarbon reserves or production so the Company therefore has no current exposure related to the instability of prices of such commodities. However, the prices of these commodities are unstable and are subject to fluctuation, due to factors outside of the Company’s control, including war, weather, the availability of alternate fuel and transportation interruption and any material decline in these commodity prices could have an adverse impact on the economic viability of the Company’s exploration projects.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report. They concluded that,as of the end of the period covered by this report, our disclosure controls and procedures were adequate and effective in ensuring that material information relating to the Company would be made known to them by others within those entities,particularly during the period in which this report was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Internal Control Over Financial Reporting

As at December 31, 2007 and September 30, 2008, we had a material weakness related to the segregation of duties of certain employees who had responsibilities within significant processes affecting financial reporting. We also had a material weakness resulting from our failure to implement controls to restrict access to financially significant systems or to monitor access to those systems, which resulted in conflicting access and/or inappropriate segregation of duties. These material weaknesses affect all significant accounts. Due to these weaknesses, our management believes our internal control over financial reporting is not effective as of September 30, 2008.

Our management has discussed the material weaknesses described above and other deficiencies with our Audit Committee.  In an effort to remediate the identified material weaknesses, we have initiated plans to undertake the following remediation activities:

We have established segregation of duties matrices and reviewed the job responsibilities of our personnel to evaluate how to create more appropriate segregation of duties, to the extent economically feasible given the size and complexity of our operation.  To the extent technically and practically possible, we limit user access in order to segregate duties within our IT systems and to maintain appropriate corporate confidentiality.  Where that is not possible, we plan to implement controls to verify that functions performed by the same individual are appropriately monitored. In any case, our accounting functions are maintained in a robust external audited system with its own multiple levels of checks and balances. However; at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to further remedy these material weaknesses by hiring additional personnel and reallocating duties, including responsibilities for financial reporting, among the Company’s personnel as soon as the Company has the financial resources to do so and as soon as the Company’s operations grow to a justifiable size. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures. Our estimate of the anticipated cost of the remedial action required to resolve these deficiencies is approximately $150,000.

Other than the material weaknesses indicated above, no accounting errors or misstatements have been identified that would have a material effect on our Consolidated Financial Statements.

We have documented this assessment and made this assessment available to our independent registered Chartered Accountants. We recognize that all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Brink Transaction

On or about June 18, 2008, the Company entered into a letter agreement (the “Letter Agreement”) with Brink Energy Ltd. (“Brink”), a private Alberta oil and gas corporation, with respect to a proposed Plan of Arrangement (the “Arrangement”), in accordance with the Alberta Business Corporations Act, which provided for the Company to acquire all of the outstanding shares of Brink (the “Transaction”). Under the Arrangement, the holders of common shares of Brink (“Brink Shares”) would have received for each Brink Share, at the election of the Brink shareholder, either: (i) 0.411 of a common share of the Company, or (ii) $0.575 plus 0.2055 of a Company share, subject to an aggregate maximum amount of cash paid to Brink shareholders of Cdn. $7 million. Assuming Brink shareholders had elected to receive the $7 million maximum cash consideration, the balance of the consideration for the Brink Shares would have been paid in common shares of the Company. The Letter Agreement provided that a non-completion fee would be payable by Brink to Kodiak, as liquidated damages, by way of a transfer of Brink’s interest in certain lands in the event there was a breach or non-performance by Brink of a material provision of the Letter Agreement.

Further in connection with the Transaction, the Company loaned $980,681 (Cdn. $1 million) to Brink, which loan was utilized by Brink to reduce its bank indebtedness. The loan to Brink bears interest at prime plus 2%, is secured by Brink assets and was subordinated to Brink’s bank indebtedness. The loan is also convertible into common shares of Brink under certain circumstances.

In a letter dated August 18, 2008, Brink’s counsel, on behalf of the Board of Directors of Brink, advised the Company that it was not going to proceed with the Transaction.  On September 12, 2008, the Company filed in the Court of Queen’s Bench of Alberta, Judicial District of Calgary, a Statement of Claim against Brink in which the Company is claiming, among other things, repayment of its loan, including accrued interest thereon, and the transfer to the Company of certain lands of Brink in satisfaction of Brink’s Non-completion fee obligation arising out of Brink’s termination of the Transaction. On September 29, 2008, Brink filed in the Court of Queen’s Bench of Alberta, Judicial District of Calgary, a Statement of Defence in which Brink denies all of the allegations in the Company’s Statement of Claim. At the same time, Brink filed a Counterclaim in which Brink claims, among other things, that Kodiak breached covenants of the Letter Agreement and that Kodiak is obligated to Brink for a Non-completion fee of $1 million. On October 7, 2008, the Company filed a Statement of Defence denying all allegations made by Brink in its Counterclaim. The parties are attempting to resolve this matter via negotiation of a settlement.

The Company is not presently a party to any other litigation.

ITEM 1A. RISK FACTORS

Going Concern Uncertainty

There is uncertainty that the Company will continue as a going concern, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company has not generated positive cash flow since inception and has incurred operating losses and will need additional working capital for its future planned activities. These conditions raise doubt about the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to finance ongoing operations. The Company’s strategy to address this uncertainty, includes additional equity and debt financing; however, there are no assurances that any such financings or divestitures can be completed on favorable terms, if at all, or that the Company will generate positive cash flow. These financial statements do not reflect the adjustments or reclassification of assets and liabilities that would be necessary if the Company were unable to continue its operations.

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

Financial Markets Instability and Uncertainty

The recent worldwide financial and credit crisis has reduced the availability of capital and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of capital and credit combined with recent substantial losses in worldwide equity markets could lead to an extended worldwide economic recession. A slowdown in economic activity caused by a recession would likely reduce worldwide demand for energy and result in lower oil and natural gas and other commodity prices. Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development and production activity. That will impact negatively on our Company’s ability to raise capital to finance our ongoing capital projects. If the financial market conditions do not improve, we will face significant challenges in meeting our ongoing financial obligations. This global financial crisis may have impacts on our business and financial condition that we currently cannot predict.

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

We Are An Exploration Stage Company Implementing A New Business Plan.

We are an exploration stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the nine months ended September 30, 2008 and the years ended December 31, 2007, 2006 and 2005, we reported losses of $1,593,958, $2,775,663, $2,867,374 and $1,133,790 respectively. In addition, our consolidated financial statements for the nine months ended September 30, 2008 and the years ended December 31, 2007, 2006 and 2005 contained a going concern qualification and we cannot give any assurances that we can achieve profits from operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July, 2008, the Company issued 2,000,000 common shares to Thunder River Energy Inc. (“Thunder”) pursuant to the Company’s commitment to issue to Thunder common shares of the Company upon the achievement of certain milestones in connection with properties acquired from Thunder in September, 2007. Such shares were issued at market value of $2.04 per share. See accompanying Consolidated Financial Statements (Notes 10 and 13). The common shares were issued pursuant to Regulation “S” (“Regulation “S”) under the Securities Act of 1933, as amended (the “1933 Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBITS

3.1 -	Bylaw as amended effective September 10, 2008

31.1 -	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 -	Certification of Chief Financial Officer to Section 302 of the Sarbane-Oxley Act of 2002

32.1 -	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KODIAK ENERGY, INC.
(Registrant)

Dated: November 10, 2008	/s/ William S. Tighe
William S. Tighe
Chief Executive Officer

Dated: November 10, 2008	/s/ William E. Brimacombe
William E. Brimacombe
Chief Financial Officer