Form 10-Q/A
period 2007-09-30
KODIAK ENERGY, INC.
filed 2009-03-27
CIK 1109553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTES

This amendment on Form 10-QSB/A to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2007, originally filed with the United States Securities and Exchange Commission (SEC) on November 14, 2007, is being filed for the purpose of restating our unaudited consolidated balance sheet as at September 30, 2007 and unaudited consolidated statements of stockholders’ equity and comprehensive loss and related disclosures for the fiscal quarter ended September 30, 2007 and the cumulative period from inception April 7, 2004 to September 30, 2007. The restatements are to correct an error in accounting and an error in applying accounting principles for shares issued during the quarter. The changes to correct the errors are reflected in the following sections noted below:

-	September 30, 2007 Consolidated Financial Statements and Notes
-	Management Discussion and Analysis
-	Controls and Procedures

KODIAK ENERGY INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KODIAK ENERGY, INC.
Consolidated Balance Sheets
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	September 30 2007 (Unaudited)	December 31 2006 (Audited)
	(Restated – Note 2)

Assets

Current Assets:
Cash and Short Term Deposits	$7,413,387	$448,346
Accounts Receivable (Note 4)	1,310,049	685,975
Prepaid Expenses and Deposits (Note 5)	73,993	196,838
	8,797,429	1,331,159
Other Assets (Note 6)	116,820	49,860

Capital Assets (Note 7):
Unproved Oil & Gas Properties Excluded From Amortization – Based On Full Cost Accounting	25,996,312	1,270,253
Furniture and Fixtures	79,024	55,803
	26,075,336	1,326,056

	$34,989,585	$2,707,075

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts Payable	1,363,251	585,253
Accrued Liabilities	409,500	273,850
Notes Payable (Note 8)	732,500	-
Premium on Flow-through Common Shares Issued (Note 10)	933,335	-
	3,438,586	859,103

Asset Retirement Obligations (Note 9)	108,811	90,911

Commitments and Contingencies (Note 14)	3,547,397	950,014
Shareholders' Equity
Share Capital (Note 10):
Authorized:
300,000,000 (2006 - 100,000,000) Common Shares Par Value .001 Each Issued & Outstanding 104,907,498 (2006 – 89,946,468) Common Shares	104,907	89,946
Shares Issuable (Note 10)	-	538,328
Additional Paid in Capital	37,400,261	5,212,777
Other Comprehensive Loss	(212,165)	(20,214)
Deficit Accumulated During The Exploration Stage	(5,850,815)	(4,063,776)
	31,442,188	1,757,061
	$34,989,585	$2,707,075

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Unaudited Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2007
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	Number of Common Shares	Amount	Additional Paid in Capital (Restated – Note 2)	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Loss	Shares Issuable	Total Shareholder’s Equity (Restated – Note 2)

Balance at Dec. 31, 2006	89,946,468	$89,946	$5,212,777	$(4,063,776)	$(20,214)	$538,328	1,757,061

Net loss	-	-	-	(1,787,039)	-		(1,787,039)
Foreign currency translation	-	-	-	-	(191,951)		(191,951)
Total comprehensive loss				(1,787,039)	(191,951)		(1,978,990)

Issuance of common stock	14,961,030	14,961	31,718,162	-	-	(538,328)	31,194,795
Stock-based compensation	-	-	469,322	-	-		469,322
Balance at Sept. 30, 2007	104,907,498	$104,907	$37,400,261	$(5,850,815)	$(212,165)	-	$31,442,188

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Unaudited Consolidated Statements of Operations
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Cumulative Since Inception Apr. 7, 2004 to September 30, 2007

INCOME DURING THE EVALUATION PERIOD	$(202)	$10,331	$225	$10,331	$27,359

EXPENSES
Operating	549	5,010	12,149	5,010	25,721
General and Administrative	603,697	266,867	1,178,603	700,910	2,510,779
Stock-based Investor Relations Expense	-	-	-	337,500	337,500
Stock-based Compensation	190,239	-	469,322	-	538,491
Depletion, Depreciation and Accretion including Ceiling Test Impairment Write-downs	12,900	446,337	35,043	451,485	1,543,299
Interest Expense	75,238	-	94,056	-	902,867
	882,623	718,224	1,789,173	1,494,905	5,858,657
Loss Before Other Expenses	(882,825)	(707,893)	(1,788,948)	(1,484,574)	(5,831,298)
Other Expenses (Income)
Loss from valuation adjustment	-	-	-	-	25,000
Interest Income	(1,400)	-	(1,909)	-	(5,483)
	(1,400)	-	(1,909)	-	19,517
Loss before income taxes	(881,425)	(707,893)	(1,787,039)	(1,484,574)	(5,850,815)

Recovery of Deferred Income Taxes	(55,480)	-	-	-	-

NET LOSS	$(825,945)	$(707,893)	$(1,787,039)	$(1,484,574)	$(5,850,815)

Basic and diluted Loss per share (Note 13)	$(.01)	$(.01)	$(.02)	$(.02)

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Unaudited Consolidated Statements of Cash Flows
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Cumulative Since Inception April 7, 2004 to September 30, 2007
OPERATING ACTIVITIES
NET LOSS	$(825,945)	$(707,893)	$(1,787,039)	$(1,484,574)	$(5,850,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, Depreciation and Accretion	12,900	446,337	35,043	451,485	1,543,299
Interest Expense	(18,818)	-	-	-	808,811
Stock-Based Investor Relations Expense	-	-	-	337,500	337,500
Stock-Based Compensation	190,239	-	469,322	-	538,491
Provision for Deferred Income Taxes	(55,480)	-	-	-	-
Contributions to Capital	-	-	-	-	900
Changes in Non-Cash Working Capital (Note 18)	(15,335)	(293,614)	(94,523)	(289,314)	36,255
Net Cash Used In Operating Activities	(712,439)	(555,170)	(1,377,197)	(984,903)	(2,585,559)
Investment Activities:
Additions To Capital Assets	(2,176,090)	(1,011,208)	(7,071,453)	(1,852,370)	(9,922,900)
Additions To Other Assets	(61,740)	(305)	(66,960)	(405)	(116,820)
Net Cash Used In Investment Activities	(2,237,830)	(1,011,513)	(7,138,413)	(1,852,775)	(10,039,720)

Financing Activities:
Shares Issued and Issuable	8,926,576	90,000	12,372,602	3,133,941	16,950,832
Proceeds of Notes Payable	300,000	-	3,300,000	-	3,300,000
Net Cash Provided By Financing Activities	9,226,576	90,000	15,672,602	3,133,941	20,250,832

Foreign Currency Translation	(126,358)	(3,825)	(191,951)	(733)	(212,165)
Net Cash Increase (Decrease)	6,149,949	(1,480,507)	6,965,041	291,530	7,413,387
Cash beginning of period	1,263,438	1,962,688	448,346	190,651	-

Cash end of period	$7,413,387	$482,181	$7,413,387	$482,181	$7,413,387

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

The Company emerged from bankruptcy as an exploration company.

Going Concern Uncertainty

These consolidated financial statements have been prepared assuming the Company will continue as a going concern, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company has not generated positive cash flow since inception and has incurred operating losses and will need additional working capital for its future planned activities. The recent financing described in Note 9 will provide sufficient working capital to fund the Company’s operations until mid 2008 when additional financing will be required unless sufficient cash flow is being obtained from the Company’s properties that comprise its near term capital programs. The success of these programs is yet to be determined. These conditions raise doubt about the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to finance ongoing operations. The Company’s strategy to address this uncertainty includes additional equity and debt financing; however, there are no assurances that any such financings can be obtained on favorable terms, if at all. These financial statements do not reflect the adjustments or reclassification of assets and liabilities that would be necessary if the Company were unable to continue its operations.

2. RESTATEMENT

In March, 2009, we determined that it was necessary to restate our unaudited financial statements as at September 30, 2007. The purpose of the restatements is to correct an error in measurement and an error in the application of US GAAP in the course of recording the following September, 2007 transactions:

Issue of common shares of the Company in consideration for the acquisition of properties.

On September 28, 2007, the Company issued to Thunder River Energy, Inc. (“Thunder”) 7,000,000 common shares of the Company as partial consideration for the acquisition of certain unproved properties. The shares issued were recorded at a price per share of US$2.00 or $14,000,000 which was the negotiated valuation. In the course of a review by the Securities and Exchange Commission (“SEC”) of the Company’s Form 10-Q for the Fiscal Quarter Ended September 30, 2007 and Form 10-K for the Fiscal Year Ended December 31, 2007, the SEC questioned the measurement date and consequently the $2.00 per share value at which the transaction was recorded. Following an exchange of correspondence and discussions between the Company and the SEC during 2008 and 2009 regarding this issue, the Company has determined that the acquisition should have been recorded at a value per share of $2.50 or $17,500,000, which represents the fair value of exactly comparable common shares issued at the same $2.50 price per share as a private placement financing for 2,756,000 common shares which closed on September 28, 2007, the same date that the Thunder transaction closed. Management believes that the $2.50 Kodiak share price to be the most reliable measurement for the fair value of the shares issued and that September 28, 2008 to be the appropriate measurement date because that was the date when the parties’ closing conditions were satisfied and Thunder’s (the counterparty’s) performance was complete. The result of the restatement adjustment would be an increase of $3,500,000 in the recorded acquisition cost and related issuance of common shares.

Issue of flow-through common shares of the Company at a premium.

On September 28, 2007, the Company issued on a Canadian flow-through share basis 1,866,670 common shares of the Company at US$3.00 per share or $5,600,010, which amount represented a premium of $.50 per share or $933,335 when compared to other non-flow through shares issued at the same time at $2.50 per share. At the time of the transactions, the issue of the flow through common shares was recorded as appropriate credits to par value of common shares and additional paid in capital. Following recent discussions with the Company’s tax consultant, the Company has determined that the $933,335 premium on flow-through common shares issued should have, in accordance with US GAAP, been recorded as a liability at the time the shares were issued rather than as additional paid in capital. The premium liability was discharged during the period October, 2007 to August, 2008 and recognized as reduction of deferred tax expense, when the flow-through eligible expenditures were incurred by the Company.

Effects of the restatement by line item follow:
Unaudited Consolidated Balance Sheets
	September		September
	30, 2007		30, 2007
	As Previously Reported	Impact of Change	Restated

Cash and Short Term Deposits	$7,413,387	-	$7,413,387
Accounts Receivable	1,310,049	-	1,310,049
Prepaid Expenses and Deposits	73,993	-	73,993
Total current assets	8,797,429	-	8,797,429

Other Assets	116,820	-	116,820

Unproved Oil and Gas Properties	22,496,312	3,500,000	25,996,312
Furniture and Fixtures	79,024	-	79,024
Total Property, Plant and Equipment	22,575,336	3,500,000	26,075,336
Total Assets	$31,489,585	3,500,000	34,989,585

Accounts Payable	$1,363,251	-	1,363,251
Accrued Liabilities	409,500	-	409,500
Notes Payable	732,500	-	732,500
Premium on Flow-through Shares Issued	-	933,335	933,335
Total current liabilities	2,505,251	933,335	3,438,586

Asset Retirement Obligations	108,811	-	108,811

Deferred Income Taxes	52,012	(52,012)	-
	2,666,074	881,323	3,547,397

Share Capital	104,907	-	104,907
Additional Paid in Capital	34,833,596	2,566,665	37,400,261
Other Comprehensive Loss	(212,165)	-	(212,165)
Deficit Accumulated during the Exploration Stage	(5,902,827)	52,012	(5,850,815)
Total Shareholders’ Equity	28,823,511	2,618,677	31,442,188

Total Liabilities and Shareholders’ Equity	$31,489,585	3,500,000	34,989,585

There was no impact on the Unaudited Consolidated Statements of Operations or the Unaudited Consolidated Statement of Cash Flows.

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

Flow-through Shares

The Company finances a portion of its Canadian exploration programs with flow-through common shares issued pursuant to certain provisions of the Income Tax Act (Canada) (the “Act”). Under the Act, where the proceeds are used for eligible expenditures, the related income tax deductions may be renounced to subscribers. Accordingly, the tax credits associated with the renunciation of such expenditures are recorded as an increase to deferred income tax liabilities. Any premium received from subscribers on the sale of such flow-through common shares is recorded initially as a current liability and then discharged and recognized as a reduction of deferred income taxes when the flow-through eligible expenditures relating to the flow-through premium are incurred by the Company.

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

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the Canadian dollar. The translation from the applicable foreign currencies to U.S. dollars is performed for assets and liabilities accounts using current exchange rates in effect at the balance sheet date, while income, expenses and cash flows are translated at the average exchange rates for the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Gains or losses resulting from foreign currency transactions are included in other income/expenses.

Revenue Recognition

Revenues from the sale of petroleum and natural gas are recorded when title passes from the Company to its petroleum and/or natural gas purchaser and collectability is reasonably assured. The Company will begin recording revenue once it is determined there are proved reserves resulting in production.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per common share is computed after giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants, contingent stock, conversion of debentures and preferred stock outstanding. The dilutive effect of potential common shares is not considered in the EPS calculations for these periods if the impact would have been anti-dilutive.

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30, 2007	December 31, 2006

Non-operating Partner joint venture accounts	$685,254	$294,284
Operator cash call advances	76,388	250,130
Government of Canada Goods and Services Tax Claims	519,780	114,363
Accrued interest receivable	1,109	-
Other	27,518	27,198
	$1,310,049	$685,975
5. PREPAID EXPENSES AND DEPOSITS

An amount of $186,924 (December 31, 2006 - $170,884) representing the Company’s share of a refundable Northwest Territories work deposit with Indian & Northern Affairs Canada was approved for refund in September, 2007 and reclassified from Prepaid Expenses and Deposits to Accounts Receivable. The refund was received by the Company in October, 2007.

6. OTHER ASSETS

Other assets represent long term deposits required by governmental regulatory authorities for environmental obligations relating to well abandonment and site restoration activities.

	September 30,	December 31,
	2007	2006

Alberta Energy and Utility Board Drilling Deposit	$86,300	$23,808
Alberta Energy Royalty Deposit	4,706	4,074
British Columbia Oil and Gas Commission Deposit	25,814	21,978

	$116,820	$49,860

7. CAPITAL ASSETS

		Accumulated Depreciation	Net Book Value September 30,
	Cost	and Depletion	2007
Unproved Oil and Gas Properties:

Canada	$19,430,711	$1,476,657	$17,954,054
United States	8,042,258	-	8,042,258

Sub-total	27,472,969	1,476,657	25,996,312

Furniture and Fixtures	121,744	42,720	79,024

Total	$27,594,713	$1,519,377	$26,075,336

		Accumulated Depreciation	Net Book Value December 31,
	Cost	And Depletion	2006
Unproved Oil and Gas Properties:

Canada	$2,182,075	$1,476,657	$705,418
United States	564,835	-	564,835

Sub-total	2,746,910	1,476,657	1,270,253

Furniture and Fixtures	69,564	13,761	55,803

Total	$2,816,474	$1,490,418	$1,326,056

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

Unproved Properties

Included in oil and gas properties are the following costs related to Canadian and United States unproved properties, valued at cost, that have been excluded from costs subject to depletion:

	September 30, 2007	December 31, 2006
Canada
Land acquisition and retention	$11,248,600	$84,263
Geological and geophysical costs	5,820,900	241,017
Exploratory drilling	617,404	192,430
Tangible Equipment and Facilities	194,806	187,708
Other	72,344	-
	$17,954,054	$705,418

United States
Land acquisition and retention	$7,416,086	$-
Geological and geophysical costs	193,015	132,000
Exploratory drilling	409,246	408,924
Tangible Equipment and Facilities	-	-
Other	23,911	23,911
	$8,042,258	$564,835
	$25,996,312	$1,270,253

Drilling programs are being planned for our North West Territories and British Columbia properties in Canada and our New Mexico property in the United States. It is estimated by management that the unproved property costs associated with these three properties, which in the aggregate constitutes approximately $25 million of our total unproved property costs as at September 30, 2007, will be included in our costs subject to depletion in the future.

Ceiling Test

The Company has performed ceiling tests for unproved properties in its Canadian and United States geographical cost centers and has determined that no impairment exists as at September 30, 2007. As at December 31, 2006, it was determined that impairment existed in the Canadian unproved properties cost center and consequently, a ceiling test write-down of $1,419,946 was recorded and included in depletion, depreciation and accretion expense.

Property Acquisition

On September 28, 2007 the Company purchased from Thunder Energy, Inc. (“Thunder”)and CIMA Holdings, Inc.(“CIMA”), a subsidiary of Thunder, under the terms of a Purchase and Sale Agreement, 100% of Thunder’s interest in its EL 413 Exploration License in the Northwest Territories and 100% of CIMA’s interest in their New Mexico properties in consideration for $1 million cash and 7 million common shares of the Company valued at $14,000,000 ($2.00 per common share) and a commitment to issue in the future an additional 6,000,000 common shares of the Company upon the achievement of certain milestones in connection with the acquired properties. All acquired properties are unproved. For accounting purposes, the 7 million common shares issued to Thunder were recorded at a value of $17,500,000 or $2.50 per common share, being the same price per share at which the September 28, 2007 private placement financing of 2,756,000 non-flow-through common shares were issued. September 28, 2007 was considered to be the appropriate measurement date to use for the determining the fair value of the common shares issued as the non-cash consideration for the property acquisition. (See Notes 2 and 10).

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

8. DEBT

Notes Payable

During the second and third quarters of 2007, the Company received $3,300,000 in advances from a European lender which bear interest at 9½% per annum and are unsecured. As at September 30, 2007, interest of $94,055 has been accrued. On September 28, 2007, the lender was repaid $2,567,500 in 1,027,000 common shares issued as part of the financing described in Note 9. On October 1, 2007, the balance was repaid in full in cash with accrued interest.

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

The following share capital transactions occurred during the periods:

Issued	Number	Par Value	Additional Paid in Capital
Balance December 31, 2005	474,028	$474	$834,561
Private Placement, net of costs(a)	16,000,000	16,000	756,655
Private Placement, net of costs(b)	933,324	933	1,259,067
Issued for service(c)	1,000,000	1,000	40,189
2:1 Stock split(d)	18,407,362	18,407	(18,407)
Issued for service, net of costs(e)	7,500,000	7,500	314,474
2:1 Stock split(f)	44,314,714	44,315	(44,315)
Private Placement, net of costs(g)	1,130,000	1,130	1,766,130
Private Placement, net of costs(h)	187,500	187	235,254
Stock-based compensation (note 11)	-	-	69,169
Balance December 31, 2006	89,946,928	89,946	5,212,777
Private Placement, net of costs (h)	30,000	30	38,298
Private Placement, net of costs (i)	440,000	440	499,560
Private Placement, net of costs (j)	420,000	420	474,580
Private Placement, net of costs (k)	2,447,900	2,448	2,777,427
Private Placement, net of costs (l)	2,756,000	2,756	6,218,489
Private Placement, net of costs (l)	1,866,670	1,867	4,216,808
Private Placement (m)	7,000,000	7,000	17,493,000
Stock-based compensation (Note 11)	-	-	469,322
Balance September 30, 2007	104,907,498	$104,907	$37,400,261

Shares to be Issued
	2007		2006
	Number	Value	Number	Value

Opening Balance	470,000	$538,328	16,000,000	$773,637
Issued during the period	(470,000)	(538,328)	(16,000,000)	(773,637)
Private Placement, net of costs (h)	-	-	30,000	38,768
Private Placement, net of costs (i)	-	-	440,000	499,560

Closing Balance	-	$-	470,000	$538,328

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

(l)
On September 28, 2007, the Company closed a brokered private placement offering for an aggregate of 4,622,670 common shares for aggregate gross proceeds of $12,490,010. Of the total number of shares, 2,756,000 were sold at a purchase price of $2.50 per share for gross proceeds of $6,890,000 and 1,866,670 were sold at a purchase price of $3.00 for gross proceeds of $5,600,010. Share issue costs associated with this offering totaled $1,116,755. The shares sold at $3.00 were sold on the basis that the Company would provide the purchaser a Canadian tax flow through advantage. The $.50 per share premium received from subscribers on the sale of such flow-through common shares amounting to $933,335 was recorded as a current liability. In connection with the offering, the broker was granted warrants to purchase, until March 28, 2009, (i) 220,480 common shares of the Company at a price of $2.50 per share and (ii) 149,334 common shares of the Company at a price of $3.00 per share. The broker was also was also granted a right of first refusal for future securities offerings in Canada and investment banking and advisory rights for a period of 18 months. The Company will seek a listing on the Toronto Venture Stock Exchange for its common shares. If the Company does not have such listing in place by December 28, 2007, then it will pay in cash to the September 28, 2007 private placement investors a penalty amount of 2% per month until such listing is achieved. The penalty provision is not limited as to time or amount.

(m)
On September 28, 2007, the Company issued 7,000,000 common shares valued at $14,000,000 ($2.00 per share) as partial consideration for the acquisition of certain undeveloped oil and gas properties in Canada and the United States. The Company also committed to issue up to an additional 11,000,000 common shares of the Company upon the achievement of certain milestones in connection with the acquired properties as set out in Note 7. For accounting purposes, the 7 million common shares issued to Thunder were recorded at a value of $17,500,000 or $2.50 per common share, being the same price per share at which the September 28, 2007 private placement financing of 2,756,000 (l) non-flow-through common shares were issued (Note 2).

At September 30, 2007, the following common shares were reserved for issuance:

	Exercise	Equivalent Shares	Weighted Average Years to	Option Shares
	Price ($)	Outstanding	Expiry	Vested

Stock Option Plan	$ 1.28-$2.74	2,035,000	4.26	Nil
June 2006 Warrants	$ 2.70-$3.50	1,130,000	3.75	-
February 2007 Warrants	$ 1.50	860,000	1.39	-
May 2007 Warrants	$ 1.50	2,447,900	1.51	-
September 2007 Warrants	$ 2.50	220,480	1.49	-
September 2007 Warrants	$ 3.00	149,334	1.49	-
Thunder Acquisition (Notes 5 and 8)		11,000,000
Total Shares Reserved		17,842,714

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

11. STOCK-BASED COMPENSATION

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

12. INCOME TAXES

At September 30, 2007, the Company's deferred tax asset is attributable to its net operating loss carry forward of approximately $3,448,000 (December 31, 2006 - $647,000), which will expire if not utilized in the years 2024, 2025 and 2026. Of this amount, approximately $400,000 (December 31, 2006 - $397,000) is attributable to the Company's Canadian operations. As reflected below, this benefit has been fully offset by a valuation allowance based on management's determination that it is not more likely than not that some or all of this benefit will be realized.

For the periods ended September 30, 2007, December 31, 2006 and for the cumulative period April 7, 2004 (Date of Inception) to September 30, 2007, a reconciliation of income tax benefit at the U.S. federal statutory rate to income tax benefit at the Company's effective tax rates is as follows.

	2007	2006	Cumulative
Income tax benefit at statutory rate	$624,000	$1,080,000	$2,123,000
Permanent Differences	2,000	(132,000)	(410,000)
State tax benefit, net of federal taxes	33,000	1,000	45,000
Foreign taxes, net of federal benefit	(69,000)	12,000	(55,000)
Change in valuation allowance	(590,000)	(961,000	(1,704,000)

Income tax benefit at effective rate	$-	$-	$-

Deferred tax assets (liabilities) at September 30, 2007 and December 31, 2006 are comprised of the following:

	2007	2006
Deferred tax assets
Deferred costs	$-	$443,000
Net operating loss carryover	3,448,000	647,000
Revision to tax account estimates	177,000	-
Other	6,000	24,000
Total deferred tax asset	3,631,000	1,114,000

Deferred Tax liabilities
Excess tax deductions over book amounts written off	1,927,000	-
Net deferred tax asset before valuation allowance	1,704,000	1,114,000
Less valuation allowance	(1,704,000)	(1,114,000)

Net deferred tax asset	$-	$-

13. LOSS PER SHARE

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2007	2006	2007	2006

Numerator:
Numerator for basic and diluted loss per share

Net Loss	$(825,945)	$(707,893)	$(1,787,039)	$(1,484,574)

Denominator:
Denominator for basic loss per share

Weighted average shares outstanding	93,663,368	89,759,428	92,380,591	63,327,073

In the money stock options	922,311	-	776,162	-
In the money warrants	1,763,788	-	968,930	-
Contingent Thunder shares	146,739	-	49,451	-

Denominator for diluted loss per share

Weighted average shares outstanding	96,496,206	89,759,428	94,195,133	63,327,073

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

The weighted average number of shares outstanding for 2006 have been adjusted retroactively for the two 2:1 stock splits that occurred in that year.

Of the contingent shares related to the Thunder transaction, only 4.5 million shares of the 11 million total contingent shares are assumed to be issued for purposes of the diluted loss per share calculation. The 7.5 million shares relating to the significant discovery and production milestones as set out in Note 5 have been excluded because their inclusion would be anti-dilutive.

14. CONTINGENCIES AND COMMITMENTS

Private Placement Commitments

On September 28, 2007, the Company closed a brokered private placement offering for an aggregate of 4,622,670 common shares for aggregate gross proceeds of $12,490,010 as more fully set out in Note 10. Under the terms of the agency agreement with the broker, the Company committed to seek a listing on the Toronto Venture Stock Exchange (TSXV) for its common shares. If the Company does not have such listing in place by December 28, 2007, then it will pay in cash to the September 28, 2007 private placement investors a penalty amount of 2% per month ($249,708) until such listing is achieved. The penalty provision is not limited as to time or amount. There is no assurance that the listing of the common stock on the TSXV will be obtained prior to the December 28, 2007 date or ever. The Company intends to pursue the listing vigorously.

Of the 4,622,670 total shares sold in the private placement, 1,866,670 were sold at a purchase price of $3.00 for gross proceeds of $5,600,010 and on the basis that the Company would provide the purchaser a Canadian tax flow through deduction. In order to provide such flow through share tax deduction benefits to the investors, the Company has committed to expend the proceeds on eligible capital expenditures in Canada prior to December 31, 2008 and renounce such expenditures to the flow through share investors. Failure to incur the eligible expenditures or failure to renounce such expenditures to the investors could result in a liability of the Company for any Canadian tax consequences to the investors. As at September 30, 2007, the Company has not incurred any eligible expenditures and therefore has a balance of $5,600,010 to spend by December 31, 2008.

Thunder Acquisition Commitments

On September 28, 2007 the Company purchased from Thunder certain unproved properties in Canada and the United States in consideration for cash and common shares of the Company as set out more fully in Note 5. As part of the transaction, the Company has committed to issue in the future up to 11 million additional common shares of the Company upon the achievement of certain milestones in connection with the acquired properties, including 6 million shares to be issued as follows: 2 million shares upon completion of a 2007/08 seismic program by June 30, 2008; 1 million shares upon the spudding of a shallow depth well (1,500 meters TD) by March 31, 2009; 1.5 million shares upon the spudding of a medium depth well (2,500 meters TD) before lease expiry in 2009 and 1.5 million shares upon conversion of any part of EL 413 to a Significant Discovery Lease. If, as a result of the Company’s exploration and development activities on the acquired properties, reserves in place exceed 100 million barrels, then, for each excess 10 million barrels in place, 100,000 additional shares could be issued, up to a maximum of 5 million additional shares.

15. FINANCIAL INSTRUMENTS

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

16. RELATED PARTY TRANSACTIONS

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

For the nine months ended September 30, 2007, the Company paid $78,103 (2006 - $62,192), including $12,002 owing as at September 30, 2007 (December 31, 2006 - $ nil) to Sicamous Oil & Gas Consultants Ltd., a company owned by the President & Chief Operating Officer of the Company during those periods for consulting services rendered to the Company. These amounts were charged to General and Administrative Expense. This individual became Chief Executive Officer of the Company, effective December 1, 2007.

For the nine months ended September 30, 2007, the Company paid $40,851 (2006 - $40,080), including $6,114 owing as at September 30, 2007 (December 31, 2006 - $ nil) to MHC Corp., a company owned by the Chief Executive Officer of the Company during those periods for consulting services rendered to the Company. These amounts were charged to General and Administrative Expense. This individual resigned as Chief Executive Officer of the Company, effective December 1, 2007.

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

As at September 30, 2007 and December 31, 2006, no other amounts were owing to any related parties for services rendered.

17. SEGMENTED INFORMATION

The Company’s geographical segmented information is as follows:

	Three Months Ended Sept. 30, 2007			Nine Months Ended Sept. 30, 2007
	U. S.	Canada	Total	U. S.	Canada	Total
Income during the evaluation period	$-	(202)	(202)	-	225	225
Net Loss	18,007	807,938	825,945	30,563	1,756,476	1,787,039
Capital Assets	8,042,258	18,033,076	26,075,336	8,042,258	18,033,078	26,075,336
Total Assets	8,131,635	26,857,950	34,989,585	8,131,635	26,857,950	34,989,585
Capital Expenditures	7,452,373	11,079,643	18,532,016	7,477,423	17,270,182	24,747,605

	Three Months Ended Sept. 30, 2006			Nine Months Ended Sept. 30, 2006
	U. S.	Canada	Total	U. S.	Canada	Total
Income during the evaluation period	$-	10,331	10,331	-	10,331	10,331
Net Loss	10,833	697,060	707,893	13,500	1,471,075	1,484,574
Capital Assets	248,871	1,239,613	1,488,484	248,871	1,239,613	1,488,484
Total Assets	564,873	2,001,746	2,566,619	564,873	2,001,746	2,566,619
Capital Expenditures	116,871	268,714	385,585	116,871	1,492,987	1,609,858

18. CHANGES IN NON-CASH WORKING CAPITAL
	Three Months Ended Sept. 30,	Three Months Ended Sept. 30,	Nine Months Ended Sept. 30,	Nine Months Ended Sept. 30,	Cumulative Since Inception April 7, 2004 to Sept. 30,
	2007	2006	2007	2006	2007
Operating Activities:
Accounts Receivable	$(18,973)	(74,879)	(42,256)	(177,074)	(75,092)
Prepaid Expenses	(7,004)	7,344	(30,272)	33,733	(78,167)
Accounts Payable	1,749	(27,319)	8,899	(17,180)	122,304
Accrued Liabilities	8,893	(198,760)	(30,894)	(87,604)	42,210
Convertible Debt	-	-	-	(41,189)	-
Other	-	-	-	-	25,000

Total	$(15,335)	(293,614)	(94,523)	(289,314)	36,255

Investing Activities:
The changes in investing activities non-cash working capital accounts as detailed below pertain to capital asset additions and have been included in that caption in the Statement of Cash Flow:

Accounts Receivable	$(797,192)	(342,958)	(579,697)	(357,433)	(1,232,836)
Prepaid Expenses	186,748	-	153,117	-	14,174
Accounts Payable	(167,937)	(73,489)	786,913	52,788	1,228,691
Accrued Liabilities	(365,693)	106,492	(184,181)	62,132	16,565

Total	$(1,144,074)	(309,955)	176,152	(242,513)	26,594

Financing Activities:
The changes in financing activities non-cash working capital accounts as detailed below pertain to shares issued and issuable and have been included in that caption in the Statement of Cash Flow:

Accounts Receivable	$(2,121)	-	(2,121)	-	(2,121)
Prepaid Expenses	-	-	-	10,000	(10,000)
Accounts Payable	11,034	-	(17,815)	-	12,257
Accrued Liabilities	111,908	-	331,908	-	331,908
Flow-through Share Premium	933,335	-	933,335	-	933,335

Total	$1,054,156	-	1,245,307	10,000	1,265,379

19. NEW ACCOUNTING STANDARDS

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

20. SUBSEQUENT EVENTS

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

Restatement

In March, 2009, we determined that it was necessary to restate our unaudited financial statements as at September 30, 2007 and December 31, 2007. The purpose of the restatements is to correct an error in measurement and an error in the application of US GAAP in the course of recording certain September, 2007 transactions as described in Note 2. Certain amounts and comments in this Management’s Discussion and Analysis have been restated and/or updated to reflect the impact of the restatement adjustments. For a full discussion of current operations relating to our properties, please see our current Annual Form 10-K for the Fiscal Year Ended December 31, 2008.

PLAN OF OPERATION

The Company is an exploration stage company whose primary objective is to identify, acquire and develop working interests in underdeveloped petroleum and natural gas prospects. We are focused on prospects located in Canada and the United States. The Company has no oil and gas reserves or production.

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

Canada

Northwest Territories – Little Chicago

The Company is the operator of the Little Chicago prospect in the Northwest Territories of Canada under an original farm-out agreement with the two 50% working interest owners of a 200,000 acre exploration license (EL 413). The prospect is located in the Mackenzie River Valley, centered along the planned Mackenzie Valley Pipeline. Under the farm-out agreement, as of September 30, 2007, the company had spent approximately $6,800,000 to acquire 2D seismic data, thus earning a 12.5% working interest in the prospect as of April 2007.  The Company acquired an additional 43.75% working interest on September 28, 2007, from Thunder River Energy, Inc., in an asset transaction in respect of the prospect and other assets of Thunder. Currently, Kodiak has a 56.25% working interest in the prospect. Kodiak has the further right to earn additional working interests in the prospect upon drilling wells and is negotiating additional earnings for obtaining seismic data. The completed seismic program consisted of 84 Km high resolution data.  The company also has obtained an engineering prospective report with respect to the property.  There are 13 shallow drill targets defined with the potential for shallow depth petroleum and some potential for medium depth petroleum.  There may be gas in the area, but development of any natural gas will be deferred until there is a pipeline in the area. The Company is planning on completing a further seismic program by the end of the second quarter of 2008 which is expected to cost approximately $5,500,000. After evaluating the seismic program the Company will use the results of this and the previous year’s program to identify 2 to 3 drilling sites. The C ompany plans to drill those locations during the winter of 2008/2009. Due to the high costs of the project, the Company expects to source additional partners for the drilling programs.

This prospect is subject to a 1% gross over-riding royalty to Time Stratagraphic, a 12.5% Canadian federal royalty on production and annual rental payments to the Department of Northern and Indian Affairs, Canada, and an Area of Mutual Interest (AMI) with partners on a 12 km radius of the prospect boundary.

Northern British Columbia – Lucy

The Company has a 7% working interest in a natural gas well in Northern British Columbia located forty miles northeast of Fort Nelson. The prospect consists of approximately three square miles located in the North Yoyo Otter Park shale basin. Seismic reports covering the Lucy prospect indicate a possible lower level reef build up equivalent in age to the nearby Mel, Yoyo and Sierra reefs. In the vicinity of the Lucy prospect there are active gas operations. The first well was drilled in December 2006. After some difficult drilling conditions, the lower zones have been abandoned. The company is responsible for paying 10% of any abandonment costs in excess of the existing costs which the company has paid fully to date. The Company is planning to initiate an independent operator drilling program on this property. By initiating independent operators, The Company expects to earn a working interest of between 40 to 50 percent.   The Company anticipates the well will be drilled during late 2007.  Testing will be initiated immediately, and based on the testing results , the well will be tied in as soon as possible.  The possibility of additional wells will be reviewed during the following season. The estimated cost of this program is planned to be $1,500,000. To date, the company has expended approximately $270,000 in connection with this property.

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

Financial Condition and Changes in Financial Condition

The Company had no income during the evaluation period for the nine month periods ended September 30, 2007 and 2006, except for $225 in 2007 resulting from a 4th Quarter 2006 revenue under-accrual.

Net Loss for the nine months ended September 30, 2007 totaled $1,787,039 (2006 - $1,484,574). Those losses include general and administrative costs comprising expenses relating to personnel consulting, office, investor relations, public company expenses, audit legal and accounting fees and other general and administrative costs. In addition the 2007 loss includes stock-based compensation expense, interest expense and deferred income tax expense. Depletion, depreciation and accretion for the periods includes depreciation of furniture and fixtures and accretion of asset retirement obligations. In addition, 2006 depletion, depreciation and accretion includes a ceiling test write-down as a result of impairment in the Company’s Canadian geographical cost center.

Liquidity and Capital Resources:

From inception to September 30, 2007, the Company has financed its operations primarily from the sale of securities and loans from shareholders. During the second and third quarters of 2007, the Company obtained $3,300,000 in unsecured 9½% notes payable from a European lender. On September 28, 2007, the lender was repaid $2,567,500 in 1,027,000 common shares issued as part of the financing described in Note 10 to the Consolidated Financial Statements. On October 1, 2007, the balance was repaid in full in cash with accrued interest. The September, October and November 2007 brokered private placement financings of $17,145,010 gross proceeds ($15,645,000 net of share issue costs) will provide sufficient funds to allow the Company to carry on operations into mid 2008. Additional financing may then be required.

As of September 30, 2007, our assets totaled $34,989,585, at cost (December 31, 2006 - $2,707,075) which consisted of cash and other current assets of $8,797,429 (2006 - $1,331,159); oil and gas properties and equipment of $26,075,336 (2006 - $1,326,056) and other assets of $116,820 (2006 - $49,860). Our total current liabilities were $3,438,586 (December 31, 2006 - $859,103) and consisted of accounts payable and accrued liabilities aggregating $1,772,751 relating to capital activities and general and administrative costs incurred during the nine months ended September 30, 2007, notes payable of $732,500 and $933,355 premium liability relating to Canadian flow-through shares issued. We had asset retirement obligations of $108,811 (December 31, 2006 - $90,911), deferred income taxes of $55,480 (December 31, 2006 - $Nil) and shareholders' equity of $31,442,188 (December 31, 2006 - $1,757,061).

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

ITEM 3. CONTROLS AND PROCEDURES

2005 Restatement

During the process of preparing the Company’s Quarterly Report on Form 10-QSB for the Fiscal Quarter Ended September 30, 2006, the Company’s CFO, at that time, identified errors in the accounting records that originated in the fourth quarter of 2005, the first quarter ended March 31, 2006 and the second quarter ended June 30, 2006. The errors arose as a result of a lack of adequate procedures and documentation necessary to ensure that records were maintained in reasonable detail to fairly reflect the transactions of the Company in the start up phase of operations.

After discussing these matters with management, the CFO, at that time, recommended to the Audit Committee that previously reported financial results be restated to reflect correction of these errors. The Audit Committee agreed with this recommendation. Pursuant to the recommendation of the Audit Committee, the Board of Directors determined at its meeting on November 3, 2006, that previously reported results for the Company be restated. On December 14, 2006, amended consolidated financial statements for the above noted periods were filed.

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

Remediation of 2005 and 2006 Material Weakness in Internal Control

During December, 2006 and the first half of 2007, the company hired a Controller, a new CFO and a Vice-President Operations and additional qualified personnel. The new staff and existing management have implemented new procedures and controls for many areas of the Company’s activities. During 2007, the Company initiated a review of its corporate policies and procedures with the assistance of an outside consulting firm, with a goal of having the Company become fully SOX compliant by year end 2007. Additional policies and procedures have been implemented and others strengthened. Testing of such policies and procedures was completed in late 2007 and early 2008.

Under the direction of the Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

2007 Restatement

During the process of preparing the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008, it was determined that it may be necessary to restate our consolidated financial statements for the Fiscal Quarter Ended September 30, 2007 and the Fiscal Year Ended December 31, 2007. The restatements would be required to correct for an error in measurement and an error in the application of U.S. generally accepted accounting principles (“US GAAP”) in recording two September, 2007 transactions as described in Note 2 to our unaudited consolidated financial statements.

After discussing these matters with other management, the CFO recommended to the Audit Committee that previously reported financial results be restated to reflect correction of these errors. The Audit Committee agreed with this recommendation. Pursuant to the recommendation of the Audit Committee, the Board of Directors determined at its meeting on March 13, 2009, that previously reported results for the Company be restated. On March 27, 2009, amended consolidated financial statements for the above noted periods were filed.

Both of these errors resulted from the Company not seeking appropriate external advice regarding the accounting of certain transactions that were complex and not subject to routine accounting principles. One error was in measuring the appropriate date at which common shares of the Company were issued in consideration for the acquisition of unproved oil and gas properties, an arm’s length transaction that was negotiated over a period of several months during 2007 but not finally closed until September 28, 2007, at which date the common shares were issued. The second error was in the application of US GAAP in the accounting for the complexities involved relating to premium proceeds received on the issue of Canadian flow-through shares, a Canadian income tax concept not in practice in the United States. These errors demonstrated a material weakness relating to the segregation of duties among financial and accounting personnel and a need to engage additional personnel or seek outside advice where appropriate to strengthen internal control over financial reporting.
Remediation of Weakness in Internal Control Over Financial Reporting

In addition to the strengthening of internal control over disclosure controls and procedures discussed above, the Company will endeavor to engage outside consulting assistance to ensure the proper accounting for non-routine accounting transactions and compliance with US GAAP. Beginning in 2008, the Company engaged an outside consulting firm to assist in income tax planning and compliance and beginning with our fiscal year ended December 31, 2008, to review our Canadian and U.S. income tax provisions.

Evaluation of Internal Control over Financial Reporting

As at September 30, 2007 and December 31, 2007, management believes the Company’s Internal Control over Financial Reporting does not meet the definition of adequate control, based on criteria established by Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management identified a material weakness relating to the segregation of duties among certain personnel who had incompatible responsibilities within all significant processes affecting financial reporting. We also had a material weakness resulting from our failure to implement adequate controls to restrict access to financially significant systems or to monitor access to those systems, which resulted in conflicting access and/or inappropriate segregation of duties. As a result of these material weaknesses, management has concluded that the Internal Controls over Financial Reporting were not effective as at September 30, 2007 and December 31, 2007.

As at December 31, 2008, the Company continues to have a material weakness in internal control over financial reporting, relating to the segregation of duties among certain personnel. Management believes that without engaging additional personnel, estimated to cost a minimum of approximately $150,000 per annum, we cannot remedy such material weakness. Management believes such expenditures cannot be justified at this time when the Company is still in the exploratory stage of operations and has no proved reserves, production or cash flow. When sufficient cash flow is being generated, management will review its position. Management believes its controls and procedures related to its financial and corporate information systems are appropriate for a company of its size and mandate and due to its internal expertise, it is not dependent upon the inherent risks in external third party management of such systems.

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

KODIAK ENERGY, INC.
(Registrant)

Dated: March 27, 2009	By:	/s/ William S. Tighe
William S. Tighe
Chairman, CEO, COO and President