Form 10-K/A
period 2007-12-31
KODIAK ENERGY, INC.
filed 2009-03-27
CIK 1109553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to__________________

Commission File number 333-38558

        KODIAK ENERGY, INC .
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

EXPLANATORY NOTES

This amendment on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed with the United States Securities and Exchange Commission (SEC) on March 17, 2008, is being filed for the purpose of restating our consolidated balance sheet as at December 31, 2007 and consolidated statements of operations, statements of stockholders’ equity and comprehensive loss, statements of cash flows and related disclosures for the year ended December 31, 2007 and the cumulative period from inception April 7, 2004 to December 31, 2007. The restatements are to correct an error in accounting and an error in applying accounting principles for shares issued during 2007. The changes to correct the errors are reflected in the following sections noted below:

Item 1B – Unresolved Staff Comments
Item 6 - Selected Financial Data
Item 7 - Management Discussion and Analysis
Item 8 - December 31, 2007 Consolidated Financial Statements and Notes
Item 9 - Controls and Procedures

We have also amended our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2007, originally filed with the SEC on November 14, 2007, to correct for the impact of the above errors on that fiscal quarter.

KODIAK ENERGY INC.

Form 10-K/A
For the Fiscal Year Ended December 31, 2007

Table of Contents

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

ITEM 1A ..   RISK FACTORS

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

On November 13, 2007, the Company filed with the Commission an SB-2 registration statement pertaining to the common shares of the Company issued in connection with the private placement financings in September, October and November, 2007 and the September, 2007 Thunder property acquisition. The Commission responded to the Company with certain comments and questions regarding the SB-2 registration statement and other comments and questions relating to the Company’s December 31, 2006 Annual Form 10-KSB and Quarterly Forms 10-QSB for the periods ended March 31, 2007 and June 30, 2007. Since that time and in an effort to resolve all outstanding comments, the Company and Commission have exchanged additional correspondence. During the process, the Company has withdrawn its SB-2 registration statement and the Commission has had additional comments and questions relating to the Company’s September 30, 2007 Quarterly Report 10-QSB, December 31, 2007 Annual Report 10-K and its Quarterly Forms 10-Q for March 31, June 30 and September 30, 2008. The Company believes that with the restatements reflected in this Form 10-K report for the fiscal year ended December 31, 2007, amended Form 10-Q SB report for the period ended September 30, 2007 and the filing of the Form 10-K report for the year ended December 31, 2008, it has resolved all of the staff comments except one matter relating to certain 2006 shares issued for services.

In addition to the above correspondence, the Company has received a letter dated March 23, 2009 from the Commission with certain comments and questions relating to the Company’s March 17, 2009 Form 8-K. The Company is in process of drafting responses to the Commission’s letters of March 13 and 23.

At this time, the Company cannot determine if there are any additional comments or if the outstanding comments will be resolved.

ITEM 2.     DESCRIPTION OF PROPERTY

Office Property

The offices of Kodiak Energy, Inc. are located at 734 7th Avenue S.W. Suite 460 Calgary, AB, T2P 3P8. We rent offices on a month by month basis. The current monthly rent is $10,500 CAD.

Oil and Gas Properties

The Corporation currently has four properties in Canada and two in the United States comprising undeveloped land holdings on which it is carrying out exploration activities. A description of each property and its current activities follows :

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

On September 28, 2007, the Company issued 7,000,000 common shares valued at $14,000,000 ($2.00 per share) as partial consideration for the acquisition of certain undeveloped oil and gas properties in Canada and the United States. See Note 8 to the Consolidated Financial Statements. The Company also committed to issue up to an additional 11,000,000 common shares of the Company upon the achievement of certain milestones in connection with the acquired properties as set out in Note 7 of the Company’s Consolidated Financial Statements appearing elsewhere in this Form 10-K. These common shares were issued pursuant to Regulation S ("Regulation S") under the Securities Act of 1933, as amended (the "1933 Act").

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

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data and should be read in conjunction with the Company’s consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K:

For the years ended December 31	2007 (Restated)		2006	2005

Income during the evaluation period		$225	27,134	Nil
Operating Expense		$20,543	13,572	Nil
Net Loss		$2,571,663	2,867,374	1,133,790
Net Loss per share
Basic		$0.03	0.04	0.60
Diluted		$0.03	0.04	0.60
Cash Dividends	$	Nil	Nil	Nil
Capital Expenditures
Canada		$18,519,412	2,002,915	134,139
United States		$7,858,511	432,835	132,000

As at December 31

Total Assets		$38,190,768	2,707,075	556,330
Total Long term Liabilities		$262,769	90,911	Nil
Share Capital		$41,624,249	5,841,051	1,536,672
Deficit		$6,635,439	4,063,776	1,196,403
Comprehensive (Gain) or Loss		$342,201	20,214	7,540

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

Restatement

In March, 2009, we determined that it was necessary to restate our financial statements as at September 30, 2007 and December 31, 2007. The purpose of the restatements is to correct an error in measurement and an error in the application of US GAAP in the course of recording certain September, 2007 transactions as described in Note 2. Certain amounts and comments in this Management’s Discussion and Analysis have been restated and/or updated to reflect the impact of the restatement adjustments. For a full discussion of current operations relating to our properties, please see our current Annual Form 10-K for the Fiscal Year Ended December 31, 2008.

The financial information set forth in the following discussion should be read with the financial statements of Kodiak Energy, Inc. included elsewhere herein.

Plan of Operation

The Corporation is a petroleum and natural gas exploration stage company whose primary objective is to identify, acquire and develop working interests in underdeveloped petroleum and natural gas prospects. We are focused on prospects located in Canada and the United States. The prospects we hold are generally under leases and include partial and full working interests. In some instances, Kodiak is the operator and in others it is obligated to perform certain seismic and exploratory well drilling for its interests. In some instances, additional seismic and drilling activity will result in additional working interests or is required to maintain the current percentage interests. The prospects are subject to varying royalties due to the state, province or federal governments and, in some instances, to the other royalty owners in the prospect.

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

Quarter (Unaudited)	Net Sales or Total Revenue (US$)	Income (Loss) from Continuing Operations (US$)	Net Income (Loss) (US$)
First Quarter	385	(314,042)	(314,042)
Second Quarter	42	(647,052)	(647,052)
Third Quarter	(202)	(877,957)	(877,957)
Fourth Quarter (restated – Note 2)	-	(1,083,612)	(1,083,612)

2006
First Quarter	-	(198,681)	(198,681)
Second Quarter	-	(578,001)	(578,001)
Third Quarter	10,331	(707,893)	(707,893)
Fourth Quarter	16,803	(1,382,799)	(1,382,799)

Financial Condition and Changes in Financial Condition

As a result of the brokered private placement financings and the property acquisitions completed in late 2007, the Corporation’s balance sheet was significantly strengthened. With its strong working capital position, the Corporation is now well positioned to initiate its 2008 capital expenditure programs.

The Corporation’s total assets have increased to $38,190,768 as at December 31, 2007 from $2,707,075 at the end of 2006 and $556,330 at the end of 2005. These increases resulted from the increased capital expenditure programs under taken by the Corporation in 2007 and 2006, as well as the acquisition described under “Property Acquisition” and the financings described under “Liquidity and Capital Resources”. Total assets consist of cash and other current assets of $10,288,410 (December 31, 2006 - $1,331,159); oil and gas properties and equipment of $27,543,005 (December 31, 2006 - $1,326,056); and other assets of $359,353 (December 31, 2006 - $49,860). Our total current liabilities were $3,281,390 (December 31, 2006 - $859,103) and consisted of accounts payable and accrued liabilities relating to capital activities and general and administrative costs incurred and a Flow-through Share Premium Liability relating to Canadian flow-through shares issued during the year. We had long term liabilities of $110,955 (December 31, 2006 - $ Nil) and asset retirement obligations of $110,955 (December 31, 2006 - $90,911) Shareholders’ equity amounted to $34,646,609 (December 31, 2006 - $1,757,061), net of an accumulated deficit of $6,635,439 (2006 - $4,063,776).

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

Net Loss for the year ended December 31, 2007 totalled $2,571,663 (2006 - $2,867,374; 2005 - $1,133,790) These losses include general and administrative expenses of $2,470,230 (2006 - $1,377,489; 2005 - $323,744) which includes stock-based compensation expense amounting to $643,934 (2006 - $69,169; 2005 $ Nil); interest expense of $94,083 (2006 - $Nil; 2005 - $808,811) and depletion, depreciation and accretion including ceiling test impairment write-downs of $ 218,841 (2006 - $1507,021; 2005 - $1,235).

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

Capital Expenditures:

Capital Expenditures incurred by the Company during the years ended December 31, 2007, 2006 and 2005 are set out below.

	2007	2006	2005

Land acquisition and carrying costs	$18,907,512	$139,079	$-
Geological and geophysical	6,390,003	173,872	250,318
Intangible drilling and completion	998,556	1,866,771	-
Tangible completion and facilities	23,002	202,285	-
Other fixed assets	58,850	53,744	15,821

Total Capital Costs Incurred	$26,377,923	$2,435,751	$266,139

Land acquisition and carrying costs includes $11,163,205 relative to the acquisition of Thunder’s interest in the EL 413 Little Chicago property in the Northwest Territories of Canada and $7,400,000 relative to the acquisition of Thunder’s New Mexico interests. See “Property Acquisition”. Geological and geophysical costs include the 2007 portion of the cost of the 2006-07 Seismic program carried out on the EL 413 Little Chicago project.

Property Acquisition:

On September 28, 2007 the Corporation purchased from Thunder and CIMA under the terms of the Thunder Agreement, 100% of Thunder’s interest in EL 413 and 100% of CIMA’s interest in the Sophia Prospect in consideration for $1 million cash and 7 million Kodiak Shares valued at $14,000,000 ($2.00 per Kodiak Share) and a commitment to issue in the future an additional 11,000,000 Kodiak Shares upon the achievement of certain milestones in connection with the acquired properties. All acquired properties are unproved. For accounting purposes, the 7 million common shares issued to Thunder were recorded at a value of $17,500,000 or $2.50 per common share, being the same price per share at which the September 28, 2007 private placement financing of 2,756,000 non-flow-through common shares were issued. (See Note 12). Of the cash consideration, $100,000 was paid as a deposit on July 11, 2007, and the balance of $900,000 was paid at closing on September 28, 2007. Of the common share consideration, 7 million shares were issued to Thunder at closing on September 28, 2007. An additional 6 million shares will be issued to Thunder if, as, and when certain performance milestones are achieved, including 2 million shares upon completion of a 2007/08 seismic program by June 30, 2008; 1 million shares upon the spudding of a shallow depth well (1,500 meters TD) by March 31, 2009; 1.5 million shares upon the spudding of a medium depth well (2,500 meters TD) before lease expiry in 2009; and 1.5 million shares upon conversion of any part of EL 413 to a Significant Discovery Lease. If, as a result of the Corporation’s exploration and development activities on the acquired properties, reserves in place exceed 100 million barrels, then, for each excess 10 million barrels in place, 100,000 additional shares could be issued, up to a maximum of 5 million additional shares.

Liquidity and Capital Resources:

Since inception to December 31, 2007, the company’s operations have been financed from the sale of securities and loans from shareholders. Working capital at December 31, 2007 amounted to $7,007,020 (2006 - $472,056).

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

We have audited the accompanying consolidated balance sheets of Kodiak Energy, Inc. (The “Company and subsidiaries”) as of December 31, 2007 and 2006 and the consolidated statements of operations, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in accordance with accounting principles generally accepted in the United States of America.

As discussed more fully in Note 2, the consolidated financial statements as of and for the year ended December 31, 2007 have been restated to reflect changes resulting from a correction of the treatment of flow through shares issued during the year ended December 31, 2007 and a change to the value ascribed to shares issued by the Company for the acquisition of certain petroleum and natural gas assets of Thunder River Energy.

As discussed in Note 1 to the consolidated financial statements, the Company’s ability to continue as a going concern is dependent on obtaining sufficient working capital to fund future operations.  Management’s plan in regard to these matters is also described in Note 1.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MEYERS NORRIS PENNY LLP

Chartered Accountants
Calgary, Canada
February 27. 2008
Except for Note 2, 2007 Restatement
dated March 26, 2009

KODIAK ENERGY, INC.
Consolidated Balance Sheets
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	December 31	December 31
	2007 (Restated Note 2)	2006
Assets

Current Assets:
Cash and Short Term Deposits	$8,983,682	$448,346
Accounts Receivable (Note 5)	1,214,253	685,975
Prepaid Expenses and Deposits (Note 6)	90,475	196,838
	10,288,410	1,331,159
Other Assets (Note 7)	359,353	49,860

Capital Assets (Note 8):
Unproved Oil & Gas Properties Excluded From Amortization – Based On Full Cost Accounting	27,467,351	1,270,253
Furniture and Fixtures	75,654	55,803
	27,543,005	1,326,056

Total Assets	$38,190,768	$2,707,075

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable	1,547,273	585,253
Accrued Liabilities	755,282	273,850
Premium on Flow-through Common Shares Issued (Note 12)	978,835	-
	3,281,390	859,103

Long-term Liabilities (Note 9)	110,955	-

Asset Retirement Obligations (Note 10)	151,814	90,911

	3,544,159	950,014

Stockholders' Equity
Share Capital (Note 12):
Authorized:
300,000,000 (2006 - 100,000,000) Common Shares Par Value .001 Each Issued & Outstanding 106,692,498 (2006 – 89,946,468) Common Shares	106,692	89,946
Shares Issuable (Note 12)	-	538,328
Additional Paid in Capital	41,517,557	5,212,777
Other Comprehensive Loss	(342,201)	(20,214)
Deficit Accumulated During The Exploration Stage	(6,635,439)	(4,063,776)
	34,646,609	1,757,061
Total Liabilities and Equity	$38,190,768	$2,707,075

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Consolidated Statements of Stockholders’ Equity (Deficiency)
For the Period From Date of Inception, April 7, 2004 to December 31, 2007
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	Number of Common Shares	Amount	Additional Paid in Capital (Restated – Note 2)	Deficit Accumulated During the Development Stage (Restated – Note 2)	Accumulated Other Comprehensive Loss (Restated – Note 2)	Shares Issuable (Restated – Note 2)	Total Shareholders’ Equity (Deficit) (Restated – Note 2)

Pre Bankruptcy	324,028	$324	$1,813,853	$(1,814,176)	$-	$-
Fresh Start Adjustments			(1,813,853)	1,814,176	(324)	-	-
Balance at April 7, 2004	324,028	324	-	-	(324)	-	-
Issuance of common stock	150,000	150	24,850	-	-	-	25,000

Contributions to capital			900	-	-		900
Net Loss			-	(62,613)	-	-	(62,613)
Balance at December 31, 2004	474,028	$474	$25,750	$(62,613)	$(324)	$-	$(36,713)

Net Loss	-	-	-	(1,133,790)	-	-	(1,133,790)
Foreign currency translation	-	-	-	-	(7,216)	-	(7,216)

Total comprehensive loss				(1,133,790)	(7,216)	-	(1,141,006)
Beneficial Debt Conversion			808,811	-	-	-	808,811
Shares to be Issued			-	-	-	773,637	773,637
Share Subscriptions Receivable	-	-	-	-	-	(72,000)	(72,000)
Balance at December 31, 2005	474,028	$474	$834,561	$(1,196,402)	$(7,540)	$701,637	$332,729

Net Loss	-	-	-	(2,867,374)	-	-	(2,867,374)
Foreign currency translation	-	-	-	-	(12,675)	-	(12,675)

Total comprehensive loss				(2,867,374)	(12,675)	-	(2,880,049)
Beneficial Debt Conversion			808,811	-	-	-	808,811
Issuance of common stock	89,472,440	89,472	4,309,047	-	-	(701,637)	3,696,882
Shares to be Issued			-	-	-	538,328	538,328
Stock-based Compensation	-	-	69,169	-	-	-	69,169
Balance at December 31, 2006	89,946,468	$89,946	$5,212,777	$(4,063,776)	$(20,214)	$538,328	$1,757,061

Net Loss	-	-	-	(2,571,663)	-	-	(2,571,663)
Foreign currency translation	-	-	-	-	(321,987)	-	(321,987)

Total comprehensive loss				(2,571,663)	(321,987)	-	(2,893,650)
Issuance of common stock	16,746,030	16,746	35,660,846	-	-	(538,328)	35,139,264
Stock-based Compensation	-	-	643,934	-	-	-	643,934
Balance at December 31, 2007	106,692,498	$106,692	$41,517,557	$(6,635,439)	$(342,201)	$-	$34,646,609

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Consolidated Statements of Operations
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	Year Ended December 31, 2007 (Restated – Note 2)	Year Ended December 31, 2006	Year Ended December 31 2005 (Restated – Note 2)	Cumulative Since Inception Apr. 7, 2004 to December 31, 2007

INCOME DURING THE EVALUATION PERIOD	$225	$27,134	-	$27,359

EXPENSES
Operating	20,543	13,572	-	34,115
General and Administrative	2,470,230	1,377,489	323,744	3,871,575
Stock-based Investor Relations	-	-	-	337,500
Depletion, Depreciation and Accretion including Ceiling Test Impairment Write-downs	218,841	1,507,021	1,235	1,727,097
Interest	94,083	-	808,811	902,894
	2,803,697	2,898,082	1,133,790	6,873,181

Loss Before Other Expenses (Income)	2,803,472	2,870,948	1,133,790	6,845,822
Other Expenses (Income)
Loss from valuation adjustment	-	-	-	25,000
Interest Income	(84,809)	(3,574)	-	(88,383)
	(84,809)	(3,574)	-	(63,383)

Loss before income taxes	2,718,663	2,867,374	-	6,782,439
Recovery of Deferred Income Taxes (Note 11)	(147,000)	-	-	(147,000)

NET LOSS	$2,571,663	$2,867,374	$1,133,790	$6,635,439

Basic and diluted loss per share (Note 14)	$0.03	$0.04	$0.60

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Consolidated Statements of Cash Flows
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	Year Ended December 31, 2007 (Restated – Note 2)	Year Ended December 31, 2006	Year Ended December 31, 2005 (Restated – Note 2)	Cumulative Since Inception April 7, 2004 to December 31, 2007 (Restated – Note 2)

Operating Activities:

NET LOSS	$(2,571,663)	$(2,867,374)	(1,133,790)	$(6,635,439)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, Depreciation and Accretion	218,841	1,507,021	1,235	1,727,097
Interest Expense	-	-	808,811	808,811
Stock-Based Investor Relations Expense	-	337,500	-	337,500
Stock-Based Compensation	643,934	69,169	-	713,103
Recovery of Deferred Income Taxes	(147,000)	-	-	(147,000)
Bad Debts Written off	11,908	-	-	11,908
Contributions to Capital	-	-	-	900
Non-Cash Working Capital Changes (Note 19)	(660,101)	44,929	23,813	(529,323)
Net Cash Used In Operating Activities	$(2,504,081)	(908,755)	(299,931)	(3,712,443)

Investment Activities:
Additions To Capital Assets	(7,508,553)	(2,636,668)	(214,779)	(10,360,000)
Additions To Other Assets	(309,493)	(29,611)	(20,249)	(359,353)
Net Cash Used In Investment Activities	(7,818,046)	(2,666,279)	(235,028)	(10,719,353)

Financing Activities:
Shares Issued and Issuable	16,500,995	3,845,404	732,826	23,646,725
Proceeds from note payable	3,300,000	-	-	3,300,000
Repayment of note payable	(732,500)	-	-	(732,500)
Long Term Liabilities	110,955	-	-	110,955
Net Cash Provided By Financing Activities	19,179,450	3,845,404	732,826	23,757,680

Foreign Currency Translation	(321,987)	(12,675)	(7,216)	(342,201)
Net Cash Increase	8,535,336	257,695	190,651	8,983,682

Cash beginning of year	448,346	190,651	-	-

Cash end of year	$8,983,682	$448,346	$190,651	$8,983,682

Cash is comprised of:
Balances with banks	$1,238,796	$448,346	$190,651	$1,238,796
Short term deposits	$7,744,886	$-	$-	$7,744,886
	$8,983,682	$448,346	$190,651	$8,983,682

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

Going Concern Uncertainty

These consolidated financial statements have been prepared assuming the Company will continue as a going concern, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company has not generated positive cash flow since inception and has incurred operating losses and will need additional working capital for its future planned activities. The recent financing described in Note 12 will provide sufficient working capital to fund the Company’s operations until mid 2008 when additional financing will be required unless sufficient cash flow is being obtained from the Company’s properties that comprise its near term capital programs. The success of these programs is yet to be determined. These conditions raise doubt about the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to finance ongoing operations. The Company’s strategy to address this uncertainty, includes additional equity and debt financing; however, there are no assurances that any such financings can be obtained on favorable terms, if at all. These financial statements do not reflect the adjustments or reclassification of assets and liabilities that would be necessary if the Company were unable to continue its operations.

2.   RESTATEMENTS

2007 Restatement

In March, 2009, we determined that it was necessary to restate our financial statements as at December 31, 2007. The purpose of the restatements is to correct an error in measurement and an error in the application of US GAAP in the course of recording the following 2007 transactions:

Issue of common shares of the Company in consideration for the acquisition of properties.

On September 28, 2007, the Company issued to Thunder River Energy, Inc. (“Thunder”) 7,000,000 common shares of the Company as partial consideration for the acquisition of certain unproved properties. The shares issued were recorded at a price per share of US$2.00 or $14,000,000 which was the negotiated valuation. In the course of a review by the Securities and Exchange Commission (“SEC”) of the Company’s Form 10-Q for the Fiscal Quarter Ended September 30, 2007 and Form 10-K for the Fiscal Year Ended December 31, 2007, the SEC questioned the measurement date and consequently the $2.00 per share value at which the transaction was recorded. Following an exchange of correspondence and discussions between the Company and the SEC during 2008 and 2009 regarding this issue, the Company has determined that the acquisition should have been recorded at a value per share of $2.50 or $17,500,000, which represents the fair value of exactly comparable common shares issued at the same $2.50 price per share as a private placement financing for 2,756,000 common shares which closed on September 28, 2007, the same date that the Thunder transaction closed. Management believes that the $2.50 Kodiak share price to be the most reliable measurement for the fair value of the shares issued and that September 28, 2008 to be the appropriate measurement date because that was the date when the parties’ closing conditions were satisfied and Thunder’s (the counterparty’s) performance was complete. The result of the restatement adjustment was an increase of $3,500,000 in the recorded acquisition cost and related issuance of common shares.

Issue of flow-through common shares of the Company at a premium.

On September 28, 2007, October 3, 2007 and October 30, 2007, the Company issued on a Canadian flow-through share basis 2,251,670 common shares of the Company at US$3.00 per share or $6,755,010, which represented a premium of $.50 per share or $1,125,835 when compared to other non-flow through shares issued. At the time of the transactions, the issues of the flow through common shares were recorded as appropriate credits to par value of common shares and additional paid in capital. Following recent discussions with the Company’s tax consultant, the Company has determined that the $1,125,835 premium on flow-through common shares issued should have, in accordance with US GAAP, been recorded as a liability at the time the shares were issued rather than as additional paid in capital. During the period October 1, 2007 to December 31, 2007, flow-through eligible expenditures amounting to $879,922 were incurred by the Company, resulting in a pro rata $147,000 reduction of the premium liability and a corresponding increase to deferred tax recovery.

Effects of the restatement by line item follow:

Consolidated Balance Sheets

	December		December
	31, 2007		31, 2007
	As Previously	Impact
	Reported	of Changes	Restated

Cash and Short Term Deposits	$8,983,682	-	$8,983,682
Accounts Receivable	1,214,253	-	1,214,253
Prepaid Expenses and Deposits	90,475	-	90,475
Total current assets	10,288,410	-	10,288,410

Other Assets	359,353	-	359,353

Unproved Oil and Gas Properties	23,967,351	3,500,000	27,467,351
Furniture and Fixtures	75,654	-	75,654
Total Property, Plant and Equipment	24,043,005	3,500,000	27,543,005
Total Assets	$34,690,768	3,500,000	38,190,768

Accounts Payable	$1,547,273	-	1,547,273
Accrued Liabilities	755,282	-	755,282
Premium on Flow-through Shares Issued	-	978,835	978,835
Total current liabilities	2,302,555	978,835	3,281,390

Long Term Liabilities (Note 9)	110,955	-	110,955

Asset Retirement Obligations	151,814	-	151,814

Deferred Income Taxes (Note 11)	57,000	(57,000)	-
	2,622,324	921,835	3,544,159

Share Capital	106,692	-	106,692
Additional Paid in Capital	39,143,392	2,374,165	41,517,557
Other Comprehensive Loss	(342,201)	-	(342,201)
Deficit Accumulated during the Exploration Stage	(6,839,439)	204,000	(6,635,439)
Total Shareholders’ Equity	32,068,444	2,578,165	34,646,609

Total Liabilities and Shareholders’ Equity	$34,690,768	3,500,000	38,190,768

Consolidated Statement of Operations

	Year Ended December 31, 2007 As Previously Reported	Impact of Changes	Year Ended December 31, 2007 As Restated
Income During the Evaluation Period	225	-	225

Expenses:
Operating	20,543	-	20,543
General and Administrative	$2,470,230	$-	$2,470,230
Depletion, Depreciation and Accretion including Ceiling Test Impairment Writedowns	218,841	-	218,841
Interest	94,083	-	94,083
	2,803,697	-	2,803,697

Loss Before Other Expense (Income)	2,803,472	-	2,803,472
Loss from Valuation Adjustment	-	-	-
Interest Income	(84,809)	-	(84,809)

Loss before Income Taxes	$(2,718,663)	$-	$(2,718,663)
Provision (Recovery) of Deferred Taxes	57,000	(204,000)	(147,000)

Net Loss	(2,775,663)	(204,000)	(2,571,663)

Basic & Diluted Loss per Share	$(0.03)	$-	$(0.03)

Consolidated Statement of Shareholders' Equity Period April 7, 2004 (Date of Inception) to December 31, 2007

	Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance December 31, 2007 as Previously Reported	106,692	39,143,392	$(6,839,439)	$(342,201)	$32,068,444

Impact of Changes	-	2,374,165	204,000	-	2,578,165

Balance December 31, 2007 as Restated	106,692	41,517,557	$(6,635,439)	$(342,201)	$34,646,609

Consolidated Statement of Cash Flow

	Year Ended December 31, 2007 As Previously Reported	Impact of Changes	Year Ended December 31, 2007 As Restated
Operating Activities
Net Loss	$(2,775,663)	$204,000	$(2,571,663)
Depletion, Depreciation and Accretion including Ceiling Test Impairment Write-downs	218,841	-	218,841
Interest Expense	-	-	-
Stock-Based Investor Relations Expense	-	-	-
Stock-Based Compensation	643,994	-	643,994
Provision for Deferred Income Taxes	57,000	(204,000)	(147,000)
Bad Debts Written Off	11,908	-	-
Contributions to Capital	-	-	-
Non-Cash Working Capital Changes	(660,101)	-	(660,101)
Net Cash Used in Operating Activities	(2,504,081)	-	(2,504,081)

Investing Activities
Additions to Capital Assets	(7,508,553)	-	(7,508,553)
Additions to Other Assets	(309,493)	-	(309,493)
Cash Used in Investing Activities	(7,818,046)	-	(7,818,046)

Financing Activities
Shares Issued and Issuable	19,068,495	-	19,068,495
Long Term Liabilities	110,955	-	110,955
Cash Provided by Financing Activities	19,179,450	-	19,179,450

Foreign Currency Translation	321,987		321,987
Net Cash Increase	8,535,336		8,535,336

Cash Beginning of Year	448,346		448,346

Cash End of Year	$8,983, 682	$-	$8,983,682

2005 Restatement

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

Effects of the restatement by line item follow:

Consolidated Balance Sheet

	December 31, 2005 As Previously Reported	Impact of Changes	Change in Accounting Policy	December 31, 2005 As Restated
Cash	$235,793	$(45,142)		$190,651
Other Receivables	6,470	6,206		12,676
Prepaid Expenses	57,850	10,000		67,850
Total Current Assets	300,113	(28,936)		271,177

Other Assets	-	20,249		20,249

Unproved Oil & Gas Properties	267,956	(149,638)	$132,000	250,318
Furniture and Fixtures	13,903	1,918		15,821
Accumulated Amortization	(1,075)	(160)		(1,235)
Total Property, Plant & Equipment	280,784	(147,880)	132,000	264,904
Total Assets	580,897	(156,567)	132,000	556,330

Accounts Payable	101,255	(72,702)		28,553
Accrued Expenses	4,590	149,269		153,859
Convertible debt	-	41,189		41,189
Total Current Liabilities	105,845	117,756		223,601

Shares to be issued	800,000	(26,263)		773,637
Share subscription receivable	-	(72,000)	-	(72,000)
Additional paid in capital	25,750	808,811		834,561
Deficit Accumulated During the Development Stage	(309,502)	(1,018,901)	132,000	(1,196,403)
Accumulated Other Comprehensive Loss	(41,669)	34,130		(7,540)
Total Shareholders' Equity	475,052	(274,323)	132,000	332,729
Total Liabilities & Shareholders' Equity	$580,897	$(156,567)	$132,000	$556,330

 Consolidated Statement of Operations

	Year Ended December 31, 2005 As Previously Reported	Impact of Changes	Change In Accounting Policy	Year Ended December 31, 2005 As Restated
Administrative Expense	$245,814	$209,930	$(132,000)	$323,744
Interest Expense	-	808,811	-	808,811
Loss Before Other Expense	(245,814)	(1,018,741)	132,000	(1,132,555)
Amortization of Furniture & Fixtures	(1,075)	(160)	-	(1,235)
Net Loss	$(246,889)	$(1,018,901)	$132,000	$(1,133,790)
Basic & Diluted Loss per Share	$(0.52)	$(2.15)	$0.28	$(2.39)

Consolidated Statement of Shareholders' Equity Period April 7, 2004 (Date of Inception) to December 31, 2005

	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Accumulated Other Comprehensive Loss	Shares Issuable	Total Shareholders' Equity
Balance December 31, 2005 as Previously Reported	$25,750	$(309,502)	$(41,669)	$800,000	$475.052
Impact of Changes	808,811	(1,018,901)	34,129	(98,363)	(274,323)
Change in Accounting Policy	-	132,000	-	-	132,000
Balance December 31, 2005 as Restated	834,561	$(1,196,402)	$(7,540)	$701,637	$332,729

Consolidated Statement of Cash Flow

	Year Ended December 31, 2005 As Previously Reported	Impact of Changes	Change in Accounting Policy	Year Ended December 31,2005 As Restated

Net Loss	$(246,889)	$(1,018,901)	$132,000	$(1,133,790)
Amortization of Furniture & Fixtures	1,075	160		1,235
Interest Expense	-	808,811		808,811
Foreign Currency Translation	(41,346)	34,130		(7,216)
Change in Other Receivables	(6,470)	(6,206)		(12,676)
Change in Accounts Payable	64,542	(42,989)		21,553
Change in Accrued Expenses	4,590	68,196		72,786
Change in Cash Used in Operating Activity	(282,348)	(156,799)	132,000	(307,147)

Investing Activities
Additions to Capital Assets	(281,859)	(116,280)	132,000	(266,139)
Additions to Other Assets	-	(20,249)		(20,249)
Accounts Payable	-	7,000		7,000
Change in Accrued Expenses		44,360		44,360
Cash Used in Investing Activities	(281,859)	(85,169)	132,000	(235,028)

Financing Activities
Shares to be Issued	800,000	(26,363)		773,637
Share Subscription Receivable		(72,000)		(72,000)
Change in Prepaid Expenses	(10,000)	(10,000)		(10,000)
Convertible Debt	-	41,189		41,189
Cash Provided by Financing Activities	800,000	(67,174)		732,826

Net Cash Increase	235,793	(309,142)	264,000	190,651

Cash End of Period	$235,793	$(309,142)	$264,000	$190,651

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

	December 31, 2007	December 31, 2006

Alberta Energy and Utility Board Drilling Deposit	$87,518	$23,808
Alberta Energy Royalty Deposit	4,723	4,074
British Columbia Oil and Gas Commission Deposit	267,112	21,978
	$359,353	$49,860

8.   CAPITAL ASSETS
	Cost	Accumulated Depreciation and Depletion	Net Book Value December 31, 2007
Unproved Oil and Gas Properties:

Canada	$20,695,042	$1,651,037	$19,044,005
United States	8,423,346	-	8,423,346
	29,118,388	1,651,037	27,467,351

Furniture and Fixtures	128,415	52,761	75,654
Total	$29,246,803	$1,703,798	$27,543,005

	Cost	Accumulated Depreciation and Depletion	Net Book Value December 31, 2006
Unproved Oil and gas Properties:

Canada	$2,182,075	$1,476,657	$705,418
United States	564,835	-	564,835
	2,746,910	1,476,657	1,270,253

Furniture and Fixtures	69,564	13,761	55,803
Total	$2,816,474	$1,490,418	$1,326,056

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

Unproved Properties

Included in oil and gas properties are the following costs related to Canadian and United States unproved properties, valued at cost, that have been excluded from costs subject to depletion:

	December 31, 2007	December 31, 2006
Canada
Land acquisition and retention	$11,384,017	$84,263
Geological and geophysical costs	6,371,954	241,017
Exploratory drilling	1,114,763	192,430
Tangible Equipment and Facilities	127,217	187,708
Other	46,054	-
	$19,044,005	$705,418

United States
Land acquisition and retention	$7,606,389	$-
Geological and geophysical costs	383,800	132,000
Exploratory drilling	409,246	408,924
Tangible Equipment and Facilities	-	-
Other	23,911	23,911
	$8,423,346	$564,835
	$27,467,351	$1,270,253

Drilling programs are being planned for 2008-2009 for our North West Territories and British Columbia properties in Canada and a drilling program is currently underway on our New Mexico property in the United States. It is estimated by management that the unproved property costs associated with these three properties, which in the aggregate constitutes approximately $26,500,000 of our total unproved property costs as at December 31, 2007, will be included in our costs subject to depletion in the future.

Ceiling Test

The Company has performed ceiling tests for unproved properties in its Canadian and United States geographical cost centers. As at December 31, 2007 and 2006, the carrying values of the Company’s unproved properties in its Canadian and United States cost centers were assessed by management and costs attributable to certain Canadian cost center properties were determined to be unsupportable. Consequently, ceiling test impairment write-downs of $174,380 (2006 - $1,419,946) were recorded and included in depletion, depreciation and accretion.  It was determined that no impairment existed in its United States cost center as at December 31, 2007 or 2006.

Property Acquisition

On September 28, 2007 the Company purchased from Thunder Energy, Inc. (“Thunder”)and CIMA Holdings, Inc.(“CIMA”), a subsidiary of Thunder, 100% of Thunder’s interest in its EL 413 Exploration License in the Northwest Territories and 100% of CIMA’s interest in their New Mexico properties in consideration for $1 million cash and 7,000,000 common shares of the Company valued at $14,000,000 ($2.00 per common share) and a commitment to issue in the future an additional 11,000,000 common shares of the Company upon the achievement of certain milestones in connection with the acquired properties. All acquired properties are unproved. For accounting purposes, the 7 million common shares issued to Thunder were recorded at a value of $17,500,000 or $2.50 per common share, being the same price per share at which the September 28, 2007 private placement financing of 2,756,000 non-flow-through common shares were issued. (See Notes 2 and 12).

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

9.   LONG TERM LIABILITIES

As at December 31, 2007, the Company held $110,955 (2006 - $ Nil) in funds advanced by partners for their share of a drilling deposit required to be lodged by the Company with the British Columbia Oil and Gas Commission (see Note 7) as security for future well abandonment and site restoration activities.

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

11.  INCOME TAXES

As at December 31, 2007, the Company's deferred tax asset is attributable to its net operating loss carry forward of approximately $2,000,000 (2006 - $647,000; 2005 - $153,000), which will expire if not utilized in the years 2024, 2025, 2026 and 2027. Of this amount, approximately $402,000 (2006 - $397,000; 2005 - $139,000) is attributable to the Company's Canadian operations. As reflected below, this benefit has been fully offset by a valuation allowance based on management's determination that it is not more likely than not that some or all of this benefit will be realized.

For the years ended December 31, 2007, 2006, 2005 and for the period from date of inception, April 7, 2004 to December 31, 2007, a reconciliation of income tax benefit at the U.S. federal statutory rate to income tax benefit at the Company's effective tax rates is as follows.

	2007 (Restated)	2006	2005	Cumulative (Restated)
Income tax benefit at statutory rate	$944,000	$1,080,000	$397,000	$2,443,000
Permanent Differences	2,000	(132,000)	(280,000)	(410,000)
State tax benefit, net of federal taxes	48,000	1,000	8,000	60,000
Foreign taxes, net of federal benefit	(323,000)	12,000	(2,000)	(308,000)
Previously unrecognized tax asset	308,000	-	-	308,000
Change in valuation allowance	(979,000)	(961,000)	(123,000)	(2,093,000)
Deferred tax expense before the following	-	-	-	-
Deferred tax credit resulting from 2007 flow-through share premium	(147,000)	-	-	(147,000)
Deferred tax recovery	(147,000)	-	-	(147,000)

In September and October of 2007, the Company issued flow-through shares in Canada at a $1,125,835 premium to the then market price in recognition of the Canadian tax benefits accruing to subscribers. In accordance with US GAAP, the premium has been recorded as a current liability and then was drawn down as a reduction of deferred tax expense as the exploration expenditures were incurred. In 2007, expenditures of $879,922 were incurred resulting in a deferred tax credit of $147,000 pertaining to the flow-through share premium relating to those expenditures. The flow-through share premium at December 31, 2007 amounting to $978,835 is shown as a current liability.

Deferred tax assets (liabilities) at December 31, 2007, 2006 and 2005 are comprised of the following:

	2007 (Restated)	2006	2005
Deferred tax assets
Deferred costs	$-	$443,000	$-
Net operating loss carryover	2,000,000	647,000	153,000
Revision to tax account estimates	177,000	-	-
Other	59,000	-	-
Total deferred tax asset	2,236,000	1,114,000	153,000

Deferred Tax liabilities
Excess of tax deductions over book amounts written off	(143,000)	-	-

Net deferred tax asset before valuation allowance	2,093,000	1,114,000	153,000
Less valuation allowance	(2,093,000)	( 1,114,000	(153,000)

Net deferred tax asset	$-	$-	$-

12. SHARE CAPITAL

Authorized:
December 31, 2007 and 2006 – 300,000,000 (2005 – 100,000,000) common shares at $0.001 par value

The following share capital transactions occurred during the periods:

Shares Issued	Number	Par Value	Additional Paid in Capital
Balance December 31, 2004	474,028	$474	$25,750
Beneficial Debt Conversion (Note 9)	-	-	808,811
Balance December 31, 2005	474,028	474	834,561
Private Placement, net of costs(a)	16,000,000	16,000	756,655
Private Placement, net of costs(b)	933,324	933	1,259,067
Issued for service(c)	1,000,000	1,000	40,189
2:1 Stock split(d)	18,407,352	18,407	(18,407)
Issued for service, net of costs(e)	7,500,000	7,500	314,474
2:1 Stock split(f)	44,314,714	44,315	(44,315)
Private Placement, net of costs(g)	1,130,000	1,130	1,766,130
Private Placement, net of costs(h)	187,050	187	235,254
Stock-based compensation (note 13)	-	-	69,169
Balance December 31, 2006	89,946,468	89,946	5,212,777
Corrections to previous years’ numbers	460	-	-
Private Placement, net of costs (h)	30,000	30	38,298
Private Placement, net of costs (i)	440,000	440	499,560
Private Placement, net of costs (j)	420,000	420	474,580
Private Placement, net of costs (k)	2,447,900	2,448	2,777,427
Private Placement, net of costs (l)	2,756,000	2,756	6,218,489
Private Placement, net of costs (l)	1,866,670	1,867	4,216,808
Private Placement (m)	7,000,000	7,000	17,493,000
Private Placement, net of costs (n)	335,000	335	756,765
Private Placement, net of costs (o)	1,450,000	1,450	3,185,919
Stock-based compensation (note 13)	-	-	643,934
Balance December 31, 2007	106,692,498	$106,692	$41,517,557

Shares Issuable	2007		2006		2005
	Number	Value	Number	Value	Number	Value
Opening Balance	470,000	$538,328	16,000,000	$773,637	-	-
Issued during the period	(470,000)	(538,328)	(16,000,000)	(773,637)	-	-
Private Placement, net of costs (a)	-	-	-	-	16,000,000	$773,637
Private Placement, net of costs (h)	-	-	30,000	38,768	-	-
Private Placement, net of costs (i)	-	-	440,000	499,560	-	-

Closing Balance	-	$-	470,000	$538,328	16,000,000	$773,637

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

(m)
     On September 28, 2007, the Company issued 7 million common shares valued at a price of $2.00 per share for gross proceeds of $14,000,000 as partial consideration for the acquisition of certain unproved oil and gas properties in Canada and the United States. For accounting purposes, the 7 million common shares issued to Thunder were recorded at a value of $17,500,000 or $2.50 per common share, being the same price per share at which the September 28, 2007 private placement financing of 2,756,000 non-flow-through common shares were issued. See (l). The Company also committed to issue up to an additional 11,000,000 common shares of the Company upon the achievement of certain milestones in connection with the acquired properties as set out in Note 8.

(n)
     On October 3, 2007, the Company closed a second portion of the brokered private placement (“the Offering”) of common shares and flow through common shares that closed on September 28, 2007. Pursuant to the Offering, the Company issued an additional 335,000 flow through common shares at a purchase price of $3.00 per share for total gross proceeds of $1,005,000 and granted a warrant to the broker to purchase, until April 3, 2009, 26,800 common shares at a purchase price of $3.00 per share. The $167,500 premium portion of the flow-through shares proceeds was credited to Flow-through Share Premium Liability. Share issue costs associated with this portion of the Offering amounted to approximately $80,400.

(o)
     On October 30, 2007 and November 1, 2007, the Company closed additional brokered private placement financings aggregating 1,450,000 common shares and flow through common shares for aggregate gross proceeds of $3,650,000. Pursuant to those private placements, the Company issued 1,400,000 common shares at a purchase price of $2.50 per common share for proceeds of $3,500,000 and 50,000 flow through common shares at a purchase price of $3.00 per share for proceeds of $150,000 and granted warrants to the broker to purchase, until April 30, 2009, 80,000 common shares at a purchase price of $2.50 per share and 4,000 common shares at a purchase price of $3.00 per share and, until May 1, 2009, 32,000 common share at a purchase price of $2.50 per share. The $25,000 premium portion of the flow-through shares proceeds was credited to Flow-through Share Premium Liability. Share issue costs associated with this private placement amounted to approximately $437,631.

The following common shares were reserved for issuance:

	Exercise Price ($)	Equivalent Shares Outstanding	Weighted Average Years to Expiry	Option Shares Vested

Stock Options (see summary below)	$ 1.28 - $2.74	2,035,000	4.03	Nil
Warrants (see summary below)	$ 1.50 - $3.50	4,950,514	1.80	-
Thunder Acquisition (Note 8)		11,000,000
Total Shares Reserved		17,985,514

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

Warrants

During 2006 and 2007, the Company, as part of certain private placement financings, issued warrants that are exercisable in common shares of the Company. A summary of such outstanding warrants follows:

	Exercise Price	Expiry Date	Equivalent Shares Outstanding	Weighted Average Years to Expiry
Balance December 31, 2004 and 2005	-	-	-	-

Issued June 30, 2006(g)	$ 2.70-$3.50	June 30/11	1,130,000	3.50
Balance December 31, 2006			1,130,000

Issued February 20, 2007(i)	$ 1.50	Feb. 20/09	420,000	1.14
Issued February 20, 2007(j)	$ 1.50	Feb. 20/09	440,000	1.14
Issued May 10, 2007(k)	$ 1.50	May 10/09	2,447,900	1.36
Issued September 28, 2007(l)	$ 2.50	Mar. 28/09	220,480	1.24
Issued September 28, 2007(l)	$ 3.00	Mar. 28/09	149,334	1.24
Issued October 3, 2007(n)	$ 3.00	Apr. 3/09	26,800	1.25
Issued October 30, 2007(o)	$ 2.50	Apr. 30/09	80,000	1.33
Issued October 30, 2007(o)	$ 3.00	Apr. 30/09	4,000	1.33
Issued November 1, 2007(o)	$ 2.50	May 1/09	32,000	1.33
Issued 2007			3,820,514	1.30
Balance December 31, 2007			4,950,514	1.80

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

14.  LOSS PER SHARE

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005 (Restated - Note 2)
Numerator:
Numerator for basic and diluted loss per share
Net Loss	$2,571,663	$2,867,374	$1,133,790

Denominator:
Denominator for basic loss per share
Weighted average shares outstanding	95,850,148	81,193,240	1,896,112
In the money stock options	841,415	-	-
In the money warrants	1,218,576	-	-
Contingent Thunder shares	1,171,233	-	-

Denominator for diluted loss per share
Weighted average shares outstanding	99,081,371	81,193,240	1,896,112

Basic and diluted loss per share	$0.03	$0.04	$0.60

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

15.  COMMITMENTS AND CONTINGENCIES

Thunder Acquisition Commitments

On September 28, 2007 the Company purchased from Thunder certain unproved properties in Canada and the United States in consideration for cash and common shares of the Company as set out more fully in Note 8. As part of the transaction, the Company has committed to issue in the future up to 11 million additional common shares of the Company upon the achievement of certain milestones in connection with the acquired properties, including 6 million shares to be issued as follows: 2 million shares upon completion of a 2007/08 seismic program by June 30, 2008; 1 million shares upon the spudding of a shallow depth well (1,500 meters TD) by March 31, 2009; 1.5 million shares upon the spudding of a medium depth well (2,500 meters TD) before lease expiry in 2009 and 1.5 million shares upon conversion of any part of EL 413 to a Significant Discovery Lease. If, as a result of the Company’s exploration and development activities on the acquired properties, reserves in place exceed 100 million barrels, then, for each excess 10 million barrels in place, 100,000 additional shares could be issued, up to a maximum of 5 million additional shares.

Canadian Flow-through Share Commitments

Of the private placement shares sold in the September and October, 2007 financings, 2,251,670 were sold at a purchase price of $3.00 for gross proceeds of $6,755,010 and on the basis that the Company would provide the purchaser a Canadian tax flow through deduction. In order to provide such flow through share tax deduction benefits to the investors, the Company has committed to expend the proceeds on eligible capital expenditures in Canada prior to December 31, 2008 and renounce such expenditures to the flow through share investors. In January, 2008, these expenditures were renounced effective December 31, 2007. As at December 31, 2007, the Company had incurred $879,922 in eligible capital expenditures and therefore has a balance of $5,875,088 to spend prior to December 31, 2008. Failure to incur such expenditures prior to December 31, 2008 could result in a liability of the Company for any Canadian tax consequences to the investors.

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

18.  SEGMENTED INFORMATION

The Company’s two geographical segments are the United States and Canada. Both segments use accounting policies that are identical to those used in the consolidated financial statements. The Company’s geographical segmented information is as follows:

	Year Ended December 31, 2007
	U. S.	Canada	Total
Income during the Evaluation Period	$-	225	225
Net Loss	(57,193)	(2,514,470)	(2,571,663)
Capital Assets	8,423,346	19,119,659	27,543,005
Total Assets	8,949,538	29,241,230	38,190,768
Capital Expenditures	7,858,511	18,519,412	26,377,923

	Year Ended December 31, 2006
	U. S.	Canada	Total
Income during the Evaluation Period	$-	27,134	27,134
Net Loss	(20,668)	(2,846,706)	(2,867,374)
Capital Assets	564,835	761,221	1,326,056
Total Assets	650,953	2,056,122	2,707,075
Capital Expenditures	432,835	2,002,915	2,435,750

	Year Ended December 31, 2005
	U. S.	Canada	Total
Income during the Evaluation Period	$-	-	-
Net Loss	-	(1,133,790)	(1,133,790)
Capital Assets	132,000	132,904	264,904
Total Assets	132,000	424,330	556,330
Capital Expenditures	132,000	134,139	266,139

19. CHANGES IN NON-CASH WORKING CAPITAL
	Year Ended Dec. 31, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005	Cumulative Since Inception April 7, 2004 to Dec. 31, 2007
Operating Activities:
Accounts Receivable	$(650,850)	(20,483)	(12,676)	(683,686)
Prepaid Expenses and Deposits	(49,613)	9,955	(57,850)	(97,508)
Accounts Payable	11,471	91,852	21,553	124,876
Accrued Liabilities	28,891	(36,395)	72,786	101,955
Other	-	-	-	25,000

Total	$(660,101)	44,929	23,813	(529,323)

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

Financing Activities:
The total changes in financing activities non-cash working capital accounts, which is detailed below, pertains to shares issued and issuable and has been included in that caption in the Statement of Cash Flow:

Prepaid Expenses and Deposits	$-	-	(10,000)	(10,000)
Accounts Payable	83,396	30,072	-	113,468
Accrued Liabilities	220,000	-	-	220,000
Flow-through Share Premium Liability	1,125,835	-	-	1,125,835
Convertible Debt	-	(41,189)	41,189	-

Total	$1,429,231	(11,117)	31,189	1,449,303

20.  SUBSEQUENT EVENT

On February 8, 2008, the Company purchased an additional interest in the Lucy, B.C. property for cash consideration of approximately $417,000.

ITEM 9.     CONTROLS AND PROCEDURES

A.           2005 Restatement

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

B.           2007 Restatement

During the process of preparing the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008, it was determined that it was necessary to restate our consolidated financial statements for the Fiscal Quarter Ended September 30, 2007 and the Fiscal Year Ended December 31, 2007. The restatements were required to correct for an error in measurement and an error in the application of U.S. generally accepted accounting principles (“US GAAP”) in recording two September, 2007 transactions as described in Note 2 to our unaudited consolidated financial statements.

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

These errors resulted from the Company not seeking appropriate external advice regarding the recording of certain transactions that were complex and not subject to routine accounting principles. One error was in measuring the appropriate date at which common shares of the Company were issued in consideration for the acquisition of unproved oil and gas properties, an arm’s length transaction that was negotiated over a period of several months during 2007 but not finally closed until September 28, 2007, at which date the common shares were issued. The second error was in the application of US GAAP in the accounting for the complexities involved relating to premium proceeds received on the issue of Canadian flow-through shares, a Canadian income tax concept not in practice in the United States. These errors demonstrated a material weakness relating to the segregation of duties among financial and accounting personnel and a need to engage additional personnel or seek outside advice where appropriate to strengthen internal controls over financial reporting.

C.           Remediation of Material Weakness in Internal Control over Disclosure Controls and Procedures

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

In addition to the strengthening of internal control over disclosure controls and procedures as discussed above, the Company endeavored to engage outside consulting assistance to ensure the proper accounting for non-routine accounting transactions and adherence to US GAAP. Beginning in 2008, the Company engaged an outside consulting firm to assist in income tax planning and compliance and beginning with our fiscal year ended December 31, 2008, to review our Canadian and U.S. income tax provisions.

As at December 31, 2008, the Company continues to have a material weakness relating to the segregation of duties among certain personnel and as of that date, management believes that without engaging additional personnel, estimated to cost a minimum of approximately $150,000 per annum, we cannot remedy such material weakness. Management believes such expenditures cannot be justified at this time when the Company is still in the exploratory stage of operations and has no proved reserves, production or cash flow. When sufficient cash flow is being generated, management will review its position. Management believes its controls and procedures related to its financial and corporate information systems are appropriate for a company of its size and mandate and due to its internal expertise, it is not dependent upon the inherent risks in external third party management of such systems.

D.           Evaluation of Disclosure Controls and Procedures

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

In the first quarter of 2009, our CEO and CFO evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report. They concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not adequate and effective in ensuring that material information relating to the Company would be made known to them by others within those entities, particularly during the period in which this report was being prepared.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

REVISED MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

(a)           Segregation of Duties and Access to Critical Accounting Systems

As at December 31, 2007, management believes the Company’s Internal Control over Financial Reporting does not meet the definition of adequate control, based on criteria established by Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management identified a material weakness relating to the segregation of duties among certain personnel who had incompatible responsibilities within all significant processes affecting financial reporting. We also had a material weakness resulting from our failure to implement adequate controls to restrict access to financially significant systems or to monitor access to those systems, which resulted in conflicting access and/or inappropriate segregation of duties. As a result of these material weaknesses, management has concluded that the Internal Controls over Financial Reporting were not effective as at December 31, 2007.

(b)           Need for External Consultants in Specialist Areas

The Company needs to engage outside consulting assistance to ensure the proper accounting for non-routine accounting transactions and adherence to US GAAP, to assist in income tax planning and compliance and beginning with our fiscal year end, and to review our Canadian and U.S. income tax provisions.

Our management has discussed the material weaknesses described above and other deficiencies with our Audit Committee.  And we have documented this assessment and made this assessment available to our independent registered Chartered Accountants. We recognize that all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, originally set forth in this report, was audited by Meyers Norris Penny LLP, independent registered Chartered Accountants, as stated in their report which is on page 16 of this Form 10-K. Meyers Norris Penny LLP also audited our Financial Statements as stated in their report which is on page 19 of this Form 10-K.

CHANGES IN INTERNAL CONTROLS

During 2007, the Company initiated a review of its corporate policies and procedures with the assistance of an outside consulting firm, with a goal of having the Company become fully SOX compliant by year end 2007. Additional policies and procedures have been implemented and others strengthened. Testing of such policies and procedures was completed in late 2007 and early 2008. Management believes these improvements in our overall internal control will strengthen the Company’s internal controls over financial reporting.  Notwithstanding the foregoing, additional changes are required for the future, and the company will undertake to make additional changes as stated in this Item.

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
(2)  Shares held directly by Mr. Hlady, a director of the Company, whose address is 1420 9 th St. N.W., Calgary, AB. T2M 3L2.
(3)  Shares held by Sicamous Oil and Gas Consultants Ltd. (‘Sicamous”), a company owned by Mr. Tighe, a director and CEO, COO and President of the Company and his wife Dianne Tighe. The address for Mr. Tighe and Sicamous Oil and Gas Consultants Ltd. is 245 Citadel Way N.W., Calgary, AB, T3G 4W8.
(4)  Comprised of 6,000,000 shares held directly by Mr. Watt, a director and Vice President-Operations of the Company and 3,000,000 shares held by 697580 Alberta Ltd., a company wholly-owned by Kathleen, Jana and Ryan Tighe and of which Mr. Watt is the sole officer and director. The address for Mr. Watt and 697580 Alberta Ltd. is 3405 15 th St. S.W., Calgary, AB, T2T 5X3.
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

/s /  William Tighe
      William Tighe
      Chairman of the Board, Chief Executive Officer, Chief Operating Officer and President

/s/  William Brimacombe
       William Brimacombe, Chief Financial Officer

/s/  Glenn Watt
       Glenn Watt, Vice President Operations and Director

/s/   Peter Schriber
       Peter Schriber, Director

/s/   Leslie R. Owens
       Leslie R. Owens, Director