Form 10-K
period 2008-12-31
KODIAK ENERGY, INC.
filed 2009-03-30
CIK 1109553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to__________________

Commission File number 333-38558

KODIAK ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0967706
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#405 - 505 8th Avenue S.W. Calgary, AB	T2P 2G1
(Address of principal executive offices)	(Zip code)

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

The market value of the voting and non-voting common equity held by non-affiliates as of the last day of the most recently completed second fiscal quarter was $61,000,000.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2008: 110,023,998 Common Shares, $0.001 par value.

Documents incorporated by reference: None.

KODIAK ENERGY INC.

Form 10-K
For the Fiscal Year Ended December 31, 2008

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

BUSINESS

The Company is an exploration stage oil and gas company that devotes most of its efforts in exploring for natural resources and, since 2005, has been active in Canada and the United States in acquiring properties that are prospective for petroleum and natural gas and related hydrocarbons. The Company currently has no oil and gas reserves or production.

As at December 31, 2008, the Company had four wholly-owned subsidiaries; Kodiak Petroleum ULC (“KULC”), an inactive Alberta company; 1438821 Alberta Ltd.(”1438821”), an Alberta company incorporated in November, 2008 and which changed its name to Cougar Energy, Inc. (“Cougar”) in February, 2009; Kodiak Petroleum (Montana), Inc. (“KPMI”), a Delaware company which operates Kodiak’s projects in New Mexico and Montana and Kodiak Petroleum (Utah), Inc. (“KPUI”), an inactive Delaware company. In January, 2009, The Company vended its Lucy, B.C. and Cree Energy Alberta Lands projects into Cougar. See Subsequent Event Note 20 to the consolidated financial statements included with this Form 10-K.

Following are descriptions of the Company's current projects.

Canada

Lucy – Northern British Columbia

The Corporation is the operator and 80% working interest owner of a 1,920 acre lease located in Northeastern British Columbia. The Corporation believes the lease is situated on the southeast edge of the Horn River Basin and the Muskwa Shale gas prospect. Industry continues to show increased interest in this shale gas play with several comparisons of the Muskwa Shale gas potential as an analogue of the Barnett Shale gas potential.

The Corporation has been involved in two previous drilling operations on the lease. In the fourth quarter of 2006, Kodiak farmed in as a non-operated partner, paying 10% to earn 7.5%, on a drilling operation in the Lucy (Gunnell) area. This first drilling operation, designed to target a Middle Devonian reef prospect, had several operational problems and was unsuccessful.

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

In the third quarter of 2007, the Corporation served partners with an independent operations notice which resulted in the Corporation increasing its working interest in the lease to 80%.

In the first quarter of 2008, a second drilling operation was completed and a vertical well was cased. It was determined that the Middle Devonian seismic anomaly was not a reef buildup and the wellbore was cased due to encountering significant gas shows in the previously identified Muskwa Shale with a formation thickness of approximately sixty meters.

The Corporation submitted an application to the British Columbia Oil & Gas Commission (“OGC”) for an experimental scheme to test the Muskwa Shale gas potential. On August 12, 2008, Kodiak received the final approval of the Lucy experimental scheme application. The Corporation has prepared a multi-phase work program designed to test the deliverability of the Muskwa Shale gas formation using vertical and horizontal drilling and completion techniques. Kodiak’s proposed work program would allow for early production into a pipeline in order to monitor long-term deliverability rates and pressures of horizontal and vertical test wells on the periphery of the Horn River Basin.

These results would be some of the first commercial production results for a Horn River Basin shale gas project and would provide information that would help define the effective exploration area of the Basin and assist in the validation of adjoining properties in a divestiture process, should that occur.

Kodiak contracted an industry-recognized shale gas assessment laboratory to prepare and analyze the drill cuttings from the 2008 well in order to evaluate the Muskwa Shale interval for gas potential. The shale gas assessment is conducted by performing various tests on the rock cuttings that were obtained while drilling the well in order to determine the type, quality and amount of both adsorbed and free gas.

The most important conclusion from the drill cutting analysis is that the information received continues to support the evaluation of Kodiak’s Muskwa (Evie) Shale gas prospect. The laboratory data is consistent with other public industry and government data on the Muskwa Shale. It should also be noted that the numbers obtained on the laboratory analysis of drill cuttings may be conservative due to the nature of sampling drill cuttings on a drilling rig. Another significant point is that all three wells on the Kodiak lease, drilled deep enough to penetrate the Muskwa Shale, had elevated gas detector readings while penetrating the shales.

The prospect is still in the early stages of delineation and no assurance can be given that its exploitation will be successful. However, based on well cuttings and drilling data, Kodiak’s internal technical analysis has estimated the volume of adsorbed and free gas in the Muskwa (Evie) shales to have potential net reserves of 41 bcf per section or 123 bcf total. Based on estimated 25% recovery factor on the three sections of land, we estimate a total of 30.75 bcf recoverable contingent resources. In calculating this number, the Corporation used all of the laboratory analysis findings and wellbore information obtained during the drilling operation. For reference, this internally calculated volume is between the “best” and “high” calculations listed in the Chapman report that only had the TOC analysis and industry available data. Further appraisal work is required before these estimates can be finalized and commerciality assessed.
The current intention is to perform the following work commitments for the license (target dates are subject to change as new information becomes available):

•
Second Quarter 2009 and Third Quarter 2009 - Perforate the Muskwa intervals, perform a vertical shale gas fracture treatment, test and evaluate pressures and production and, if economic, equip and tie in well to an existing pipeline approximately 1 Km from the wellhead.

•
First Quarter 2010 and Second Quarter 2010 – Drill and case a 1000 meter horizontal leg from an existing cased vertical well on the lease, perform a horizontal staged fracture treatment, test and evaluate pressures and production and, if economic, equip and tie in well to pipeline.

CREEnergy Lands, Alberta

On November 28, 2008, Kodiak entered into a binding letter agreement with CREEnergy Oil and Gas Inc., a company which is the authorized agent of Peerless/Trout Lake First Nation and Alberta Cree Nation, which are new First Nations in various stages of ratification from the federal Government of Canada to satisfy outstanding Treaty Land Entitlement claims. As part of the Treaty Land Entitlement settlements it is expected these new First Nations will receive approximately 15 townships or 540 sections of mineral rights for development in Alberta.

In exchange for Kodiak advancing certain contracted funds and making work program commitments, the Corporation will have an exclusive opportunity to develop certain identified oil and gas properties within the Peerless/Trout Lake First Nation and the Alberta Cree Nation. The joint venture is based on a confidential letter of intent with a term sheet and a head agreement for developing the relationship going forward. This arrangement is designed to be the stepping stone for a larger scale oil and gas development project.

Kodiak will initially have the opportunity to select up to approximately two townships (72 sections or 46,000 acres) of mineral rights from the combined Peerless/Trout Lake First Nations identified lands and Alberta Cree Nation identified lands. The leases will be for ten years, paid up with all rights. Kodiak will submit to CREEnergy a development plan for the two selected townships on or before May 1, 2009 with a goal to begin exploration and development operations on or before November 1, 2009. CREEnergy and Kodiak will discuss terms and conditions for the development of other townships of land on or before May 1, 2010.

Little Chicago – Northwest Territories

The Company is the operator and largest working interest owner of the 201,160 acre Exploration Licence 413 (“EL 413”) in the Mackenzie River Valley centered along the planned Mackenzie Valley Pipeline.

In 2006, the Company signed an exploration farm-in agreement with the two 50% working interest owners of EL 413. The company reprocessed 50 km of existing seismic data in Q4 of 2006 and during the 2006-07 winter work season, the Company shot and acquired 84 km of high resolution proprietary 2D seismic and gravity survey data on the farm-out lands, thus earning a 12.5% working interest in the property. In September, 2007, the Company acquired Thunder River Energy, Inc.’s (“Thunder”) remaining 43.75% in the property giving the Company a 56.25% interest in EL 413. A letter of intent signed earlier in 2008 with the Company’s remaining partner in the project, which would have allowed Kodiak to acquire the balance of the working interest in EL 413 and become a 100% working interest owner, recently expired.

A 2007-08 43 km 2D high resolution proprietary seismic program and gravity survey was completed on the property and the results were processed and interpreted and used to support the Corporations planned drilling program. This project was completed on budget and schedule. The seismic and gravity data from the two projects show substantial structural closure and formation character and support the planning for a future multiple well drilling program. That data was included in an updated Chapman Prospective Resource report published in May, 2008.

The decision to acquire additional seismic and gravity data in the winter of 2007-08 was made to improve the potential to drill both the Devonian Bear Rock and the Basal Cambrian Sand targets from a common drilling site. This would substantially lower drilling costs on a per well basis and reduce the overall project risk.

Kodiak has analyzed the 2007-08 seismic data and the various reservoir indicators/lands and identified 11 drill locations. These drill locations have been selected to evaluate three primary target formations on EL 413 including the Devonian Bear Rock Oil Prospect, the Basal Cambrian Sand /Top Precambrian Oil and Gas Prospect and the Canol Oil Prospect. These locations have been further high graded into a two phase drilling program consisting of two wells with a planned total depth of 2400 meters each targeting both the Basal Cambrian/Precambrian and the Bear Rock prospects and a multi-well shallow drilling program with a planned total depth of 400m each targeting the Canol prospect. A scouting trip was completed in the third quarter of 2008 which allowed the Corporation to review potential access routes, well sites and camp locations.

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

The additional 2008 seismic further defined a hydrocarbon trap in the Basal Cambrian Sand sitting on the top of the Precambrian. This interval, found at a depth of approximately 2,300 meters (7,545 feet), has never been regionally penetrated and tested; however, it has been proven as a productive reservoir in the Colville Hills area approximately 125 kilometers (77 miles) east of EL 413.  With this additional data, the Chapman Report identified five drilling locations that will allow the Basal Cambrian Sand and the top of the Precambrian to be drilled and tested.

Physical evidence of hydrocarbons is present with a natural surface oil seep on the northern edge of the license area on the banks of the Mackenzie River. This natural occurrence is suggestive of a shallow oil pool, possibly in the Canol formation, and warrants further investigation. While reviewing core samples and well logs from previous regional drilling activity. Kodiak was able to map out the Canol/Imperial formation and determine that it is the likely source of the natural surface seeps. This prospect will be found on the Northwest quarter of EL 413 and is at a very shallow depth of approximately 350 meters (1,148 feet). The Corporation has identified 5 drilling locations which will be evaluated during a planned future project drilling program.

Kodiak is preparing for the previously mentioned drilling program and has commenced work on the necessary permits and applications. The Corporation is working with the Sahtu and the Gwich’in, which are the beneficiaries of the land claims containing the EL 413 licence. The Corporation does not believe there will be any difficulty finishing the Access and Benefits Agreement prior to submitting the final applications to the regulators for approval. The Corporation is currently in discussions with other industry partners to share in the costs of the drilling programs, thus reducing risk and capital commitments. Financing plans will be finalized when overall partnerships are established. Kodiak intends on retaining operatorship.

In addition, Kodiak has made application with regulators to extend the EL 413 license and has recently received written notification from Indian and Northern Affairs Canada that a 1 year extension is available to the EL 413 licence. The licence extension is subject to certain terms and conditions, which Kodiak is presently reviewing for consideration.

Province/Granlea – Southeast Alberta

The Corporation purchased a 50% working interest in two sections (1280 acres gross - 640 net) of P&NG rights at a provincial land sale on September 22, 2005. In 2005, a 2D seismic program was completed on the property and in 2006, a well was drilled and completed; surface facilities were installed and a pipeline tie-in was completed. Production commenced in September, 2006. The well produced for a short period until excess water rates occurred and in October, 2006 the well was shut in. After the well bore was evaluated as having no current economic production potential, the well was abandoned. An internal geological review of the prospect will be done to determine if any further drilling is warranted.

United States

New Mexico

Through its acquisition of Thunder, the Corporation acquired a 100% interest in 55,000 acres of property located in northeast New Mexico. Additional land acquisitions have increased the Corporation’s land position to approximately 79,000 acres. These lands have potential for natural gas and CO2 and oil and helium resources at shallow depths. In 2008, the Corporation purchased 19,000 stations of gravity data and 37 miles of trade seismic data, completed a 35 mile 2D high resolution proprietary seismic program and a three well drilling program.

The three wells were drilled with air to reduce formation damage and they were cased to the base of the Yeso formation. Based on gas detector results, drill cutting samples and open hole logs, all wells showed three potential shallow porous sandstone formations capable of CO2 production with up to 200 feet of identified net pay thickness. The Yeso, Glorieta and Santa Rosa formations were perforated and flow tested to determine deliverability and pressure. There were multiple gas samples analyzed at specialized independent laboratories from two separate extended flow tests that identified CO2 concentration quality from 98.4% to 99.5%. Two of the wells were stimulated with a nitrified acid squeeze and were able to sustain an extended flow rate of approximately 375mcf/d. The shallow sands have been mapped using offset well control and the newly acquired seismic data and the Corporation has determined there is a very high likelihood of encountering the target formations throughout the leased project area; provided, however, that no assurance can be given that this will be the case.

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

A preliminary project feasibility study was commissioned to identify capital development costs and timelines as well as projected operating costs in order to provide information to support a large scale long-term plan of development.  This information will enable the definitions for pipeline access planning and negotiation, transportation agreements, sales contracts for the CO2, additional land acquisition terms and conditions, facility engineering and construction and ultimately the parameters for financing the project development.

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

ITEM 1A.  RISK FACTORS

Going Concern Uncertainty

There is uncertainty that the Company will continue as a going concern, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company has not generated positive cash flow since inception and has incurred operating losses and will need additional working capital for its future planned activities. The June, 2008 financing and the 2009 financings described in Note 21 to the consolidated financial statements, will provide sufficient working capital to fund the Company’s operations until mid 2009 when additional financing will be required. These conditions raise doubt about the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to finance ongoing operations. The Company’s strategy to address this uncertainty includes additional equity and debt financing; however, there are no assurances that any such financings can be obtained on favorable terms, if at all. These financial statements do not reflect the adjustments or reclassification of assets and liabilities that would be necessary if the Company were unable to continue its operations.

Financial Markets Instability and Uncertainty

The 2008-09 worldwide financial and credit crisis has reduced the availability of capital and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of capital and credit combined with recent substantial losses in worldwide equity markets has led to an extended worldwide economic recession. The slowdown in economic activity caused by this recession is reducing worldwide demand for energy and resulting in lower oil and natural gas and other commodity prices. A prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development and production activity. That is impacting negatively on our Company’s ability to raise capital to finance our ongoing capital projects. The Company may be required to consider divestiture of some properties or working interests to raise funds. Until the financial market conditions improve, we will face significant challenges in meeting our ongoing financial obligations. This global financial crisis may have impacts on our business and financial condition that we currently cannot predict.

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

We Expect Our Operating Expenses To Increase Substantially In The Future And May Need To Raise Additional Funds.

We have a history of net losses and expect that we expect to incur additional our operating expenses over the next 12 months as we continue to implement our business plan. In addition, we may experience a material decrease in liquidity due to unforeseen expenses or other events and uncertainties. As a result, we may need to raise additional funds, and such funds may not be available on favourable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to execute on our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We Are An Exploration Stage Company Implementing A New Business Plan.

We are an exploration stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the years ended December 31, 2008, 2007, 2006 and 2005, we reported losses of $2,074,649, $2,571,663 (Restated), 2,867,374 and 1,133,790 respectively. In addition, our consolidated financial statements for the years ended December 31, 2008, 2007, 2006 and 2005 contained a going concern qualification and we cannot give any assurances that we can achieve profits from operations.

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

Our controls and procedures have not been effective and we have restated our financial statements.

In the fiscal years 2007 and 2008, management has identified issues concerning the effectiveness of our controls and procedures.  As a result, it has been determined that they have not been effective.  One of the results has been the need to restate the unaudited and audited financial statements for certain periods in 2005 through 2008. The financial statements as originally filed for those periods should not be relied upon.

The company will take measures to remediate the failures in effectiveness of the controls and procedures.  Currently, the company has plans for certain actions, but they will take time to implement because of their cost.  There can be no assurance when remediation will be complete, if at all.  Therefore, future reports may have statements indicating that the Company’s controls and procedures are not effective. Additionally, future financial statements may have to be restated if as a result of the ineffectiveness of controls and procedures the statements are inaccurate.

ITEM 1B. UNRESOLVED STAFF COMMENTS

On November 13, 2007, the Company filed with the Commission an SB-2 registration statement pertaining to the common shares of the Company issued in connection with the private placement financings in September, October and November, 2007 and the September, 2007 Thunder property acquisition. The Commission responded to the Company with certain comments and questions regarding the SB-2 registration statement and other comments and questions relating to the Company’s December 31, 2006 Annual Form 10-KSB and Quarterly Forms 10-QSB for the periods ended March 31, 2007 and June 30, 2007. Since that time and in an effort to resolve all outstanding comments, the Company and Commission have exchanged additional correspondence. During the process, the Company has withdrawn its SB-2 registration statement and the Commission has had additional comments and questions relating to the Company’s September 30, 2007 Quarterly Report 10-QSB, December 31, 2007 Annual Report 10-K and its Quarterly Forms 10-Q for March 31, June 30 and September 30, 2008. The Company believes that with the restatements reflected in the amended Form 10-K report for the year ended December 31, 2007, amended Form 10-Q/A report for the period ended September 30, 2007 and the filing of the Form 10-K report for the year ended December 31, 2008, it has resolved all staff comments except one matter relating to certain 2006 shares issued for services.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Office Property

During December, 2008, Kodiak Energy, Inc. relocated its offices to 505 8th Avenue S.W. Suite 405, Calgary, AB, T2P 2G1. We rent offices on a month by month basis. The current monthly rent is approximately $7,000 CAD.

Oil and Gas Properties

The Corporation currently has four properties in Canada and two in the United States comprising undeveloped land holdings on which it is carrying out exploration activities. A description of each property and its current activities is included under BUSINESS in PART I ITEM 1 DESCRIPTION OF BUSINESS.

Land Acreage

Following is a summary of the Corporation’s land holdings in gross and net hectares and acres:

OIL AND NATURAL GAS RIGHTS as of December 31, 2008
	Gross Hectares	Net Hectares	Gross Acres	Net Acres
Developed Acreage	Nil	Nil	Nil	Nil

Undeveloped Acreage
South East Alberta – Granlea	518	259	1,280	640
Northeast British Columbia – Lucy	777	622	1,920	1,536
Northwest Territories – Little Chicago	80,464	45,261	201,160	113,153
Total Canada	81,759	46,142	204,360	115,329

Montana	5,455	5,071	13,638	12,678
New Mexico	31,539	31,539	78,847	78,847
Total United States	36,994	36,610	92,485	91,525

Grand Total	118,753	82,752	296,845	206,853

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

Employees

Up to December 31, 2008, the Company has utilized a small number of full-time employees and some full-time and part-time consultants as its personnel to conduct its business and carry out its business plan. As at that date, three full-time employees, two full time consultants and three part-time consultants were engaged by the Company.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not presently a party to any litigation.

Brink Litigation

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

In addition, in June, 2008, the Company loaned $980,681 (Cdn. $1 million) to Brink, which loan bore interest at prime plus 2% and was convertible into common shares of Brink under certain circumstances.

In a letter dated August 18, 2008, Brink’s counsel, on behalf of the Board of Directors of Brink, advised the Company that it was not going to proceed with the Transaction.  On September 12, 2008, the Company filed in the Court of Queen’s Bench of Alberta, Judicial District of Calgary, a Statement of Claim against Brink in which the Company claimed, among other things, repayment of its loan, including accrued interest thereon, and the transfer to the Company of certain lands of Brink in satisfaction of Brink’s Non-completion fee obligation arising out of Brink’s termination of the Transaction. On September 29, 2008, Brink filed in the Court of Queen’s Bench of Alberta, Judicial District of Calgary, a Statement of Defence in which Brink denied all of the allegations in the Company’s Statement of Claim. At the same time, Brink filed a Counterclaim in which Brink claimed, among other things, that Kodiak breached covenants of the Letter Agreement and that Kodiak was obligated to Brink for a Non-completion fee of $1 million.

On October 7, 2008, the Company filed a Statement of Defence denying all of Brink’s allegations in its Counterclaim.

In November, 2008, a settlement agreement was reached between the parties which included the repayment by Brink of the Company’s loan, payment of accrued interest on the loan of $25,547 and payment of $200,000 to the Company in resolution of all other claims between the parties. These settlement amounts were paid to the Company in November, 2008 and all claims by both parties have been dismissed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 3, 2008, Kodiak Energy held its annual shareholders’ meeting. At the meeting the shareholders voted in favor of four proposals put to them, listed below.

The shareholders elected the following persons to serve as directors until the next annual meeting of shareholders: William Tighe, Glenn Watt, Peter Schriber, Marvin Jones and Les Owens. The result of the vote is listed below:

	For	Against	Abstained
William S. Tighe	88,908,857	Nil	1,326,013
Glenn Watt	88,911,319	Nil	1,323,551
Peter Schriber	89,919,269	Nil	315,601
Marvin Jones	88,925,739	Nil	1,309,131
Les Owens	89,940,769	Nil	294,101

The shareholders approved the stock option plan of Kodiak Energy, Inc., including certain amendments to the plan. The result of the vote was 72,025,036 votes For (65.4%); 749,916 votes Against (.7%); 105,252 votes Abstain (.1%) and 17,,354,666 Non-votes (15.77%).

The shareholders ratified the appointment of Meyers Norris Penny LLP as the Company’s independent registered public accounting firm for 2008. The result of the vote was 90,028,478 votes For (81.8%); 172,810 votes Against (.2%); 33,582 votes Abstain (.03%) and Nil Non-votes (0%).

The shareholders approved an amendment to the Company’s Certificate of Incorporation for the authorization of 10,000,000 shares of preferred stock which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by the Board of Directors from time to time. The result of the vote was 71,146,435 votes For (64.7%); 1,654,804 votes Against (1.5%); 78,965 votes Abstain (.07%) and 17,354,666 Non-votes (15.77%).

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's common shares are currently quoted on the Nasdaq Over the Counter Bulletin Board under the symbol KDKN. On December 24, 2007, the Company's common shares commenced trading on the Toronto Venture Stock Exchange in Canada under the symbol KDK. Trading ranges of the Company’s common shares by quarter for fiscal 2008, 2007, and 2006 were as follows:

	Nasdaq		Toronto
	Over the Counter		Venture Exchange
	(U. S. Dollars)		(Canadian Dollars)
	High	Low	High	Low

Year ended December 31, 2008
First Quarter	$2.51	$1.36	$2.56	$1.40
Second Quarter	$3.08	$1.46	$3.10	$1.50
Third Quarter	$2.40	$0.75	$2.29	$0.81
Fourth Quarter	$0.95	$0.41	$0.97	$0.51

Year ended December 31, 2007
First Quarter	$2.00	$1.10	$-	$-
Second Quarter	$4.47	$1.80	$-	$-
Third Quarter	$3.69	$2.07	$-	$-
Fourth Quarter	$3.69	$2.15	$2.45	$2.27

Year ended December 31, 2006
First Quarter	$1.20	$0.375	$-	$-
Second Quarter	$2.50	$1.15	$-	$-
Third Quarter	$2.30	$1.14	$-	$-
Fourth Quarter	$2.05	$1.06	$-	$-

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

EQUITY COMPENSATION PLAN INFORMATION

On January 4, 2006, our board of directors adopted a stock option plan. This plan was approved by the shareholders of the Company at the annual meetings held on July 18, 2006, August 14, 2007 and December 3, 2008 in Calgary, Alberta. The plan originally authorized a total of 4,300,000 common shares to be granted as stock option awards under the plan. At the 2007 annual meeting, shareholders approved an increase in the authorized total to 8,000,000 common shares. At the December 3, 2008 annual meeting, certain amendments were made which amendments are set out in detail in the Company’s Proxy Statement as filed with the Commission on October 27, 2008. As of December 31, 2008, no options had been exercised. See Note 13 to the consolidated financial statements for certain equity plan information.

RECENT SALES OF UNREGISTERED SECURITIES

On June 18, 2008, the Company closed a private placement financing aggregating 1,204,000 units at a price of U.S.$2.50 per unit for gross proceeds of $3,010,000. The units consist of one common share and one warrant, which warrant entitles the holder to purchase, until June 18, 2010, one common share of the company at a price per share of $3.50 . The units were issued pursuant to Regulation S ("Regulation S") under the Securities Act of 1933, as amended.

As at December 31, 2008 there were 110,023,998 shares of common stock issued and outstanding and there were approximately 7,000 holders of record of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data and should be read in conjunction with the Company’s consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K:

For the years ended December 31	2008		2007	2006	2005	2004

Income during the evaluation period		$1,065	$225	$27,134	$ Nil	$ Nil
Operating Expense		$9,646	20,543	13,572	Nil	Nil
Net Loss		$2,074,649	2,571,663	2,867,374	1,133,790	62,613
Net Loss per share
Basic		$0.02	0.03	0.04	0.60	0.03
Diluted		$0.02	0.03	0.04	0.60	0.03
Cash Dividends	$	Nil	Nil	Nil	Nil	Nil
Capital Expenditure
Canada		$11,159,779	6,471,817	2,002,915	134,139	Nil
United States		$3,270,212	6,458,511	432,835	132,000	Nil

As at December 31

Total Assets		$36,634,932	38,190,768	2,707,075	556,330	Nil
Total Long term Liabilities		$238,836	262,769	90,911	Nil	Nil
Share Capital		$49,406,138	41,624,249	5,841,051	1,536,672	26,224
Deficit		$8,710,088	6,635,439	4,063,776	1,196,402	1,133,790
Comprehensive Loss		$4,903,762	342,201	20,214	7,540	324

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

Management is currently unaware of any trends or conditions other than those mentioned elsewhere in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment. The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

The financial information set forth in the following discussion should be read in conjunction with the consolidated financial statements of Kodiak Energy, Inc. included elsewhere herein.

Plan of Operation

During 2008, the Company has been active with substantial development on our Lucy, B.C. and Little Chicago projects in Canada and our New Mexico project in the U.S. In addition, the Company has initiated its CREEnergy Alberta Lands project in Canada through its new subsidiary, Cougar Energy, Inc. (See Note 21). During the next twelve months, the Company plans to continue the development of its asset base as well as identify additional assets for addition to our overall land base.

All projects to date have been managed on schedule and within budget as the Company proves to be an effective operator in each jurisdiction in which it operates. In late 2007, a $17.4 million private placement financing was completed under difficult market conditions and in December 2007, the Company’s common shares were listed on the Toronto Venture Exchange in Canada on an aggressive timeline. In June, 2008, the Company completed an additional $3,010,000 private placement financing. The Company expects to finance its future capital expenditure programs with either debt or equity financings and divestitures or a combination thereof. As of December 31, 2008, the Company has no secured debt. Current 2009 financing activities are described in Note 21 in the consolidated financial statements. A description of the Company’s recent and planned activities for its properties is included under BUSINESS in PART I ITEM 1 DESCRIPTION OF BUSINESS.

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

Quarterly Financial Information

The following table sets out certain selected quarterly consolidated financial information of the Corporation for the two years 2008 and 2007. The financial results are not necessarily indicative of the results that may be expected for any other period.

Quarter (Unaudited)	Net Sales or Total Revenue (US$)	Income (Loss) from Continuing Operations (US$)	Net Income (Loss) (US$)
2008
First Quarter	-	468,652	468,652
Second Quarter	46	(542,718)	(542,718)
Third Quarter	-	(531,056)	(531,056)
Fourth Quarter	1,019	(1,469,527)	(1,469,527)
2007
First Quarter	385	(314,042)	(314,042)
Second Quarter	42	(647,052)	(647,052)
Third Quarter	(202)	(877,957)	(877,957)
Fourth Quarter	-	(1,083,612)	(1,083,612)

Financial Condition and Changes in Financial Condition

The Corporation’s total assets have decreased to $37,171,397 as at December 31, 2008 from $38,190,768 at the end of 2007 but have significantly increased from $2,707,075 at the end of 2006. This 2008 decrease is the net difference between the reduction in the value of the Company’s Canadian assets due to a decline in the value of the Canadian dollar of approximately 20% (approximately $ 5 million) from the end of 2007 to December 31, 2008 and its 2008 capital expenditures as well as write-downs of its unproved properties of approximately $780,000. Had this currency revaluation loss not occurred, total assets would have increased by approximately $4 million resulting from increased capital expenditure programs under taken by the Corporation, as well as the acquisition described under “Property Acquisition” and the financings described under “Liquidity and Capital Resources”. Total assets consist of cash and other current assets of $245,562 (December 31, 2007 - $10,288,410); oil and gas properties and equipment of $36,634,932 (December 31, 2007 - $27,543,005); and other assets of $290,903 (December 31, 2007 - $359,353). Our total current liabilities were $1,140,273 (December 31, 2007 - $3,281,390) and consisted of accounts payable and accrued liabilities relating to capital activities and general and administrative costs incurred. December 31, 2007 current liabilities included $978,835 relating to flow-through share premium liability arising from flow-through shares issued in 2007. Such liability was discharged in 2008 when related flow-through eligible expenditures were incurred. We had long term liabilities of $39,262 (December 31, 2007 - $110,955) and asset retirement obligations of $199,574 (December 31, 2007 - $151,814). Shareholders’ equity amounted to $35,792,288 (December 31, 2007 - $34,646,609), net of an accumulated deficit of $8,710,088 (2007 - $6,635,439) and comprehensive loss of $4,903,762 (December 31, 2007 - $342,201).

Overall Operating Results (All dollar values are expressed in United States dollars unless otherwise stated):

In 2008, the Company had income during the evaluation period of $1,065 (2007 - $225; 2006 - $27,134) and operating costs of $9,645 (2007 - $20,543; 2006 - $ 13,572) relating to production from its Granlea, Alberta project. The well watered out and was deemed uneconomic. Other than that production, the Company remains in the exploratory and development stage.

Net Loss for the year ended December 31, 2008 totalled $2,074,649 (2007 - $2,571,663; 2006 - $2,867,374) These losses include general and administrative expenses of $2,206,015 (2007 - $2,470,230; 2006 - $1,377,489) which includes stock-based compensation expense amounting to $674,226 (2007 - $643,934; 2006 - $69,169); interest expense of $1,417 (2007 - $94,083; 2006 - $Nil); depletion depreciation and accretion including ceiling test impairment write-downs of $ 923,097 (2007 - $218,841; 2006 - $1,507,021) and deferred income tax recoveries of $978,835 - (2007 – $147,000; 2006 - $Nil.

General and administrative expenses include the cost of consulting personnel and others who provided investor relations services, public company costs for SEC reporting compliance, accounting, audit and legal fees and other general and administrative office expenses. General and administrative expense also includes stock-based compensation relating to the cost of stock options granted to directors, officers and other personnel of $674,226 in 2007 (2007 - $643,934; 2006 - $69,169). General and administrative costs have been increasing as the scope of the company’s activities have increased and we believe substantial amounts will continue to be spent on such costs in the near term as we progress with the  evaluation of our oil and gas prospects. A significant increase in our shareholder base from 1,000 to approximately 7,000 shareholders during the past two years has also contributed to our increased general and administrative costs.

Interest expense for the year ended December 31, 2007 was $1,417 (2007 - $94,083; 2006 - $ Nil). Most of the 2007 interest expense was incurred relative to the 9-1/2% Notes Payable that were outstanding during the second and third quarters.

Depletion, depreciation and accretion including ceiling test impairment write-downs includes the cost of depletion and depreciation relating to production from producing properties in 2006, ceiling test impairment write-downs and the cost of depreciation relating to office furniture and equipment. At December 31, 2008 and 2007, the carrying values of the Company’s unproved properties in its Canadian and United States cost centers were assessed by management. Costs attributable to certain Canadian cost center properties were determined to be unsupportable and as a result, ceiling test write-downs of $370,980 for 2008 (2007 - $174,380; 2006 - $1,419,946) relating to the Company’s Canadian cost center were recorded and included in this expense. Costs attributable to certain United States cost center properties were determined to be unsupportable and as a result, ceiling test write-downs of $498,867 for 2008 (2007 and 2006 - $ nil) relating to the Company’s United States cost center were recorded and included in this expense. The remaining capitalized costs relating to Canadian and United States unproven properties have been excluded from the depletable cost pools for ceiling test purposes.

Deferred income tax recoveries result from deferred tax credits related to Canadian flow-through eligible expenditures incurred in 2007 and 2008 with funds received as premiums on Canadian flow-through shares issued.

Capital Expenditures:

Capital Expenditures incurred by the Company during the years ended December 31, 2008, 2007 and 2006 are set out below.

	2008	2007	2006

Land acquisition and carrying costs	$5,536,736	$18,907,518	$139,079
Geological and geophysical	4,827,123	6,390,003	173,872
Intangible drilling and completion	3,892,511	998,556	1,866,771
Tangible completion and facilities	140,151	23,002	202,285
Other fixed assets	33,470	58,850	53,744

Total Capital Costs Incurred	$14,429,991	$26,377,929	$2,435,751

2007 land acquisition and carrying costs includes $11,163,205 relative to the acquisition of Thunder’s interest in the EL 413 Little Chicago property in the Northwest Territories of Canada and $7,400,000 relative to the acquisition of Thunder’s New Mexico interests. See “Property Acquisition”. Geological and geophysical costs include the 2007-08 and 2006-07 portions of the cost of the seismic programs carried out in those years on the EL 413 Little Chicago project.

On September 28, 2007 the Corporation purchased from Thunder and CIMA under the terms of the Thunder Agreement, 100% of Thunder’s interest in EL 413 and 100% of CIMA’s interest in the Sophia Prospect in consideration for $1 million cash and 7 million Kodiak Shares valued at $14,000,000 ($2.00 per Kodiak Share) and a commitment to issue in the future an additional 11,000,000 Kodiak Shares upon the achievement of certain milestones in connection with the acquired properties. For accounting purposes, the 7 million common shares issued to Thunder were recorded at a value of $17,500,000 or $2.50 per common share, being the same price per share at which the September 28, 2007 private placement financing of 2,756,000 non-flow-through common shares were issued. (See Notes 2 and 12). Of the cash consideration, $100,000 was paid as a deposit on July 11, 2007, and the balance of $900,000 was paid at closing on September 28, 2007. Of the common share consideration, 7 million shares were issued to Thunder at closing on September 28, 2007. An additional 6 million shares were committed to be issued to Thunder if, as, and when certain performance milestones are achieved, including 2 million shares upon completion of a 2007/08 seismic program by June 30, 2008, which shares were issued during the year (See Note 12 to the consolidated financial statements); 1 million shares upon the spudding of a shallow depth well (1,500 meters TD) by March 31, 2009; 1.5 million shares upon the spudding of a medium depth well (2,500 meters TD) before lease expiry in 2009; and 1.5 million shares upon conversion of any part of EL 413 to a Significant Discovery Lease. If, as a result of the Corporation’s exploration and development activities on the acquired properties, reserves in place exceed 100 million barrels, then, for each excess 10 million barrels in place, 100,000 additional shares could be issued, up to a maximum of 5 million additional shares.

Liquidity and Capital Resources:

Since inception to December 31, 2008, the company’s operations have been financed from the sale of securities and loans from shareholders. Working capital decreased from $7,007,020 as at December 31, 2007 to a working capital deficiency of $894,711 as at December 31, 2008.

During 2008, the Company raised $3,010,000 and in 2007 it raised $33,303,427, each net of share issue costs, in private placement financing proceeds. These financings enabled the Company to finance its on-going capital expenditures and general and administrative expenses. The Corporation currently has no long term debt obligations. The Company is in the process of raising additional financing in its Cougar Energy, Inc. subsidiary that will provide financing to carry out its business plan through 2009. See Subsequent Event Note 21 to the consolidated financial statements. Such additional financing will be required for the company’s 2009 planned activities. In the event that additional capital is raised at some time in the future, existing shareholders will experience dilution of their interest in the Company, or the Company’s interest in the subsidiary.

There is uncertainty that the Company will continue as a going concern, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company has not generated positive cash flow since inception and has incurred operating losses and will need additional working capital for its future planned activities. The financings described above, if completed, will provide sufficient working capital to fund the Company’s operations until mid 2009 when additional financing will be required until sufficient cash flow is being obtained from the Company’s properties that comprise its near term capital programs. The success of these programs is yet to be determined. These conditions raise doubt about the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to finance ongoing operations. The Company’s strategy to address this uncertainty, includes additional equity and debt financing; however, there are no assurances that any such financings can be obtained on favorable terms, if at all. These financial statements do not reflect the adjustments or reclassification of assets and liabilities that would be necessary if the Company were unable to continue its operations.

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

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
OPINION ON THE AUDIT OVER INTERNAL CONTROLS

The Board of Directors and Stockholders

Kodiak Energy Inc.:

We have audited Kodiak Energy Inc’s. (Kodiak) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Kodiak’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9Ac). Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

The following deficiency which we believe to be a material weakness has been identified and included in management’s assessment:

•
Kodiak did not maintain effective segregation of duties over automated and manual transactions leading to ineffective monitoring, supervision and reviews. This material weakness affects all significant accounts.

Specific areas affected by the deficiency mentioned above are as follows:

•
The Company's policies and procedures did not provide for appropriate segregation of duties of certain employees in the accounting area. Also, the Company did not restrict access to financially significant systems and did not monitor access to those systems, which resulted in conflicting access and/or inappropriate segregation of duties.

•
The Company did not maintain effective policies and procedures, or personnel with sufficient technical expertise, to ensure proper accounting and disclosure for income taxes. Specifically, the Company's policies and procedures did not provide for appropriate segregation of duties or supervisory review of deferred taxes to ensure that they were properly reflected and disclosed in the Company's financial statements. This deficiency results in a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated March 26, 2009 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Kodiak has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, statements of operations, stockholder’s equity and cash flows of Kodiak and our report dated March 26, 2009 expressed an unqualified opinion modified for going concern uncertainties.

Yours truly,

/s/ MEYERS NORRIS PENNY LLP

Chartered Accountants
Calgary, Canada
March 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
OPINION ON THE AUDIT OF THE FINANCIAL STATEMENTS

To the Board of Directors and the Stockholders of
Kodiak Energy, Inc.

We have audited the accompanying consolidated balance sheets of Kodiak Energy, Inc. (The “Company and subsidiaries”) as of December 31, 2008 and 2007 and the consolidated statements of operations, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation of the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in accordance with accounting principles generally accepted in the United States of America.

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

/s/ MEYERS NORRIS PENNY LLP

Chartered Accountants
Calgary, Canada
March 26, 2009

KODIAK ENERGY, INC.
Consolidated Balance Sheets
(Exploration Stage Company Going Concern Uncertainty – Note 1)
	December 31, 2008	December 31, 2007 (Restated – Note 2)

Assets

Current Assets:
Cash and Short Term Deposits	$75,175	$8,983,682
Accounts Receivable (Note 5)	64,325	1,214,253
Prepaid Expenses and Deposits (Note 6)	106,062	90,475
	245,562	10,288,410
Other Assets (Note 7)	290,903	359,353

Capital Assets (Note 8):
Unproved Oil & Gas Properties Excluded From Amortization – Based On Full Cost Accounting	36,559,367	27,467,351
Furniture and Fixtures, net	75,565	75,654
	36,634,932	27,543,005

Total Assets	$37,171,397	$38,190,768

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable	$984,590	$1,547,273
Accrued Liabilities	122,842	755,282
Note Payable to Related Party (Note 9)	32,841	-
Premium on Flow- through Shares Issued (Note 12)	-	978,835

	1,140,273	3,281,390

Long-term Liabilities (Note 10)	39,262	110,955

Asset Retirement Obligations (Note 11)	199,574	151,814

Commitments and Contingencies (Note 16)	1,379,109	3,544,159

Stockholders' Equity
Share Capital (Note 13):
Authorized 300,000,000 Common Shares Par Value $.001 Each; 10,000,000 (2007 – Nil) Preferred Shares
Issued and Outstanding 110,023,998 (2007 –106,692,498) Common Shares	110,024	106,692
Additional Paid in Capital	49,296,114	41,517,557
Other Comprehensive Loss	(4,903,762)	(342,201)
Deficit Accumulated During The Exploration Stage	(8,710,088)	(6,635,439)
	35,792,288	34,646,609
Total Liabilities and Equity	$37,171,397	$38,190,768

Subsequent Event (Note 21)

(See accompanying notes to the consolidated financial statements)

Consolidated Statements of Stockholders’ Equity (Deficiency)
For the Period From Date of Inception, April 7, 2004 to December 31, 2008
(Exploration Stage Company Going Concern Uncertainty – Note 1)
	Number of Common Shares	Amount	Additional Paid in Capital (Restated – Note 2)	Deficit Accumulated During the Development Stage (Restated – Note 2)	Accumulated Other Comprehensive Loss (Restated – Note 2)	Shares Issuable (Restated – Note 2)	Total Shareholders’ Equity (Deficit) (Restated -- Note 2)

Pre Bankruptcy	324,028	$324	$1,813,853	$(1,814,176)	$-	$-
Fresh Start Adjustments			(1,813,853)	1,814,176	(324)	-	-
Balance at April 7, 2004	324,028	324	-	-	(324)	-	-
Issuance of common stock	150,000	150	24,850	-	-	-	25,000
Contributions to capital			900	-	-		900
Net Loss			-	(62,613)	-	-	(62,613)
Balance at December 31, 2004	474,028	$474	$25,750	$(62,613)	$(324)	$-	$(36,713)

Net Loss	-	-	-	(1,133,790)	-	-	(1,133,790)
Foreign currency translation	-	-	-	-	(7,216)	-	(7,216)
Total comprehensive loss				(1,133,790)	(7,216)	-	(1,141,006)
Beneficial Debt Conversion			808,811	-	-	-	808,811
Shares to be Issued	1		-	-	-	773,637	773,637
Share Subscriptions Receivable	-	-	-	-	-	(72,000)	(72,000)
Balance at December 31, 2005	474,028	$474	$834,561	$(1,196,402)	$(7,540)	$701,637	$332,729

Net Loss	-	-	-	(2,867,374)	-	-	(2,867,374)
Foreign currency translation	-	-	-	-	(12,675)	-	(12,675)
Total comprehensive loss				(2,867,374)	(12,675)	-	(2,880,049)
Beneficial Debt Conversion			808,811	-	-	-	808,811
Issuance of common stock	89,472,440	89,472	4,309,047	-	-	(701,637)	3,696,882
Shares to be Issued			-	-	-	538,328	538,328
Stock-based Compensation	-	-	69,169	-	-	-	69,169
Balance at December 31, 2006	89,946,468	$89,946	$5,212,777	$(4,063,776)	$(20,214)	$538,328	$1,757,061

Net Loss	-	-	-	(2,571,663)	-	-	(2,571,663)
Foreign currency translation	-	-	-	-	(321,987)	-	(321,987)
Total comprehensive loss				(2,571,663)	(321,987)	-	(2,893,650)
Issuance of common stock	16,746,030	16,746	35,660,846	-	-	(538,328)	35,139,264
Stock-based Compensation	-	-	643,934	-	-	-	643,934
Balance at December 31, 2007	106,692,498	$106,692	$41,517,557	$(6,635,439)	$(342,201)	$-	$34,646,609

Net Loss	-	-	-	(2,074,649)	-	-	(2,074,649)
Foreign currency translation	-	-	-	-	(4,561,561)	-	(4,561,561)
Total comprehensive loss				(2,074,649)	(4,561,561)	-	(6,636,210)
Issuance of common stock	13,331,500	3,332	7,104,331	-	-	-	7,107,663
Stock-based Compensation	-	-	674,226	-	-	-	674,226
Balance at December 31, 2008	110,023,998	$110,024	$49,296,114	$(8,710,088)	$(4,903,762)	-	35,792,288

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Consolidated Statements of Operations
(Exploration Stage Company Going Concern Uncertainty – Note 1)
	Year Ended December 31, 2008	Year Ended December 31, 2007 (Restated – Note 2)	Year Ended December 31, 2006	Cumulative Since Inception Apr. 7, 2004 to December 31, 2008

INCOME DURING THE EVALUATION PERIOD	$1,065	$225	27,134	$28,424

EXPENSES
Operating	9,646	20,543	13,572	43,761
General and Administrative	2,206,015	2,470,230	1,377,489	6,077,590
Stock-based Investor Relations	-	-	-	337,500
Depletion, Depreciation and Accretion including Ceiling Test Impairment Write-downs	923,097	218,841	1,507,021	2,650,194
Interest	1,417	94,083	-	904,311
	3,140,175	2,803,697	2,898,082	10,013,356
Loss Before Other Expenses (Income)	3,139,110	2,803,472	2,870,948	9,984,932
Other Expenses (Income)
Loss from valuation adjustment	-	-	-	25,000
Loss on disposition of assets	4,145	-	-	4,145
Interest Income	(89,771)	(84,809)	(3,574)	(178,154)
	(85,626)	(84,809)	(3,574)	(149,009)
Loss before income taxes	3,053,484	2,718,663	2,867,374	9,835,923
Recovery of Deferred Income Taxes	(978,835)	(147,000)	-	(1,125,835)

NET LOSS	$2,074,649	$2,571,663	$2,867,374	$8,710,088

Basic and diluted loss per share (Note 15)	$0.02	$0.03	$0.04

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Consolidated Statements of Cash Flows
(Exploration Stage Company Going Concern Uncertainty – Note 1)
	Year Ended December 31, 2008	Year Ended December 31, 2007 (Restated – Note 2)	Year Ended December 31, 2006	Cumulative Since Inception April 7, 2004 to December 31, 2008

Operating Activities:
NET LOSS	$(2,074,649)	$(2,571,663)	$(2,867,374)	$(8,710,088)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, Depreciation and Accretion including Ceiling Test Impairment Write-downs	923,097	218,841	1,507,021	2,650,194
Interest Expense	-	-	-	808,811
Stock-Based Investor Relations Expense	-	-	337,500	337,500
Stock-Based Compensation	674,226	643,934	69,169	1,387,329
Recovery of Deferred Income Taxes	(978,835)	(147,000)	-	(1,125,835)
Bad Debts Written off	-	11,908	-	11,908
Contributions to Capital	-	-	-	900
Non-Cash Working Capital Changes (Note 20)	772,037	(660,101)	44,929	242,714
Net Cash Used In Operating Activities	(684,124)	(2,504,081)	(908,755)	(4,396,567)

Investment Activities:
Additions to Capital Assets	(6,427,666)	(7,508,553)	(2,636,668)	(16,787,666)
Decrease (Increase) in Other Assets	68,450	(309,493)	(29,611)	(290,903)
Net Cash Used In Investment Activities	(6,359,216)	(7,818,046)	(2,666,279)	(17,078,569)

Financing Activities:
Shares Issued and Issuable	2,768,087	16,500,995	3,845,404	23,847,312
Proceeds from note payable	-	3,300,000	-	3,300,000
Repayment of note payable	-	(732,500)	-	(732,500)
(Decrease) Increase in Long Term Liabilities	(71,693)	110,955	-	39,262
Cash Provided By Financing Activities	2,696,394	19,179,450	3,845,404	26,454,074

Foreign Currency Translation	(4,561,561)	321,987	(12,675)	(4,903,762)
Net Cash (Decrease) Increase	(8,908,507)	8,535,336	257,695	75,175
Cash beginning of year	8,983,682	448,346	190,651	-
Cash end of year	$75,175	$8,983,682	448,346	75,175

Cash is comprised of:
Balances with banks	$75,175	$1,238,796	448,346	75,175
Short term deposits	$-	$7,744,886	-	-
	$75,175	$8,983,682	448,346	75,175

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006
Stated in US dollars

1. ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements include the accounts of Kodiak Energy Inc. and subsidiaries (collectively “Kodiak”, the “Company”, “we”, “us” or “our”) as at December 31, 2008 and December 31, 2007 and for the cumulative period from April 7, 2004 (inception) until December 31, 2008, and are presented in accordance with generally accepted accounting principles in the United States of America (“U. S. GAAP”).

The Company was incorporated under the laws of the state of Delaware on December 15, 1999 under the name “Island Critical Care, Corp.” with authorized common stock of 50,000,000 shares with a par value of $0.001. On December 30, 2004 the name was changed to “Kodiak Energy, Inc.” and the authorized common stock was increased to 100,000,000 shares with the same par value. On January 17, 2005 the Company affected a reverse split of 100 outstanding shares for one share. These consolidated financial statements have been prepared showing post split shares from inception. The Company was engaged in the development of the manufacture and distribution of medical instrumentation and it became inactive after the bankruptcy outlined below. During 2006, the Company increased its authorized capital to 300,000,000 common shares. During 2008, the Company increased its authorized capital to include 10,000,000 preferred shares.

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

Going Concern Uncertainty

These consolidated financial statements have been prepared assuming the Company will continue as a going concern, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company has not generated positive cash flow since inception and has incurred operating losses and will need additional working capital for its future planned activities. The financing described in Note 20 will provide sufficient working capital to fund the Company’s operations until mid 2009 when additional financing will be required unless sufficient cash flow is being obtained from the Company’s properties that comprise its near term capital programs. The success of these programs is yet to be determined. These conditions raise doubt about the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to finance ongoing operations. The Company’s strategy to address this uncertainty, includes additional equity and debt financing; however, there are no assurances that any such financings can be obtained on favorable terms, if at all. These financial statements do not reflect the adjustments or reclassification of assets and liabilities that would be necessary if the Company were unable to continue its operations.

2. RESTATEMENT

In March, 2009, we determined that it was necessary to restate our financial statements as at December 31, 2007. The purpose of the restatement is to correct an error in measurement and an error in the application of US GAAP in the course of recording the following 2007 transactions:

Issue of common shares of the Company in consideration for the acquisition of properties.
On September 28, 2007, the Company issued to Thunder River Energy, Inc. (“Thunder”) 7,000,000 common shares of the Company as partial consideration for the acquisition of properties. The shares issued were recorded at a negotiated price per share of US$2.00 or $14,000,000. In the course of a review by the Securities and Exchange Commission (“SEC”) of the Company’s Form 10-Q for the Fiscal Quarter Ended September 30, 2007 and Form 10-K for the Fiscal Year Ended December 31, 2007, the SEC questioned the measurement date and the $2.00 per share value at which the transaction was recorded. Following an exchange of correspondence and discussions between the Company and the SEC during 2008 and 2009 regarding this issue, the Company has determined that the acquisition should have been recorded at a value per share of $2.50 or $17,500,000, which represents the fair value of exactly comparable common shares issued at the same $2.50 price per share as a private placement financing for 2,756,000 common shares which closed on September 28, 2007, the same date that the Thunder transaction closed. Management believes that the $2.50 Kodiak share price to be the most reliable measurement for the fair value of the shares issued and that September 28, 2008 to be the appropriate measurement date because that was the date when the parties’ closing conditions were satisfied and Thunder’s (the counterparty’s) performance was complete. The result of the restatement adjustment was an increase of $3,500,000 in the recorded acquisition cost and related issuance of common shares.

Issue of flow-through common shares of the Company at a premium.
On September 28, 2007, October 3, 2007 and October 30, 2007, the Company issued on a Canadian flow-through share basis 2,251,670 common shares of the Company at US$3.00 per share or $6,755,010, which amount represented a premium of $.50 per share or $1,125,835 when compared to other non-flow through shares issued at the same time at $2.50 per share. At the time of the transactions, the issues of the flow through common shares were recorded as appropriate credits to par value of common shares and additional paid in capital. Following recent discussions with the Company’s tax consultant, the Company has determined that the $1,125,835 premium on flow-through common shares issued should have, in accordance with US GAAP, been recorded as a liability at the time the shares were issued rather than as additional paid in capital. A $147,000 portion of the premium liability discharged during the period October 1, 2007 to December 31, 2007, when flow-through eligible expenditures amounting to $879,922 were incurred by the Company, was recognized as a reduction of deferred tax expense.

Effects of the restatement by line item follow:

Consolidated Balance Sheets
	December
	31, 2007		December
	As Previously	Impact	31, 2007
	Reported	of Changes	Restated

Cash and Short Term Deposits	$8,983,682	-	$8,983,682
Accounts Receivable	1,214,253	-	1,214,253
Prepaid Expenses and Deposits	90,475	-	90,475
Total current assets	10,288,410	-	10,288,410

Other Assets	359,353	-	359,353

Unproved Oil and Gas Properties	23,967,351	3,500,000	27,467,351
Furniture and Fixtures	75,654	-	75,654
Total Property, Plant and Equipment	24,043,005	3,500,000	27,543,005

Total Assets	$34,690,768	3,500,000	38,190,768

Accounts Payable	$1,547,273	-	1,547,273
Accrued Liabilities	755,282	-	755,282
Premium on Flow-through Shares Issued	-	978,835	978,835
Total current liabilities	2,302,555	978,835	3,281,390

Long Term Liabilities (Note 9)	110,955	-	110,955

Asset Retirement Obligations	151,814	-	151,814

Deferred Income Taxes (Note 11)	57,000	(57,000)	-

Share Capital	106,692	-	106,692
Additional Paid in Capital	39,143,392	2,374,165	41,517,557
Other Comprehensive Loss	(342,201)	-	(342,201)
Deficit Accumulated during the Exploration Stage	(6,839,439)	204,000	(6,635,439)
Total Shareholders’ Equity	32,068,444	2,578,165	34,646,609

Total Liabilities and Shareholders’ Equity	$34,690,768	3,500,000	38,190,768

Consolidated Statement of Operations

	Year Ended December 31, 2007 As Previously Reported	Impact of Changes	Year Ended December 31, 2007 As Restated
Income During the Evaluation Period	$225	$-	$225

Expenses:
Operating	20,543	-	20,543
General and Administrative	2,470,230	-	2,470,230
Stock-based Investor Relations	-		-
Depletion, Depreciation and Accretion including Ceiling Test Impairment Writedowns	218,841	-	218,841
Interest	94,083	-	94,083
	2,803,697	-	2,803,697

Loss Before Other Income	2,803,472	-	2,803,472
Interest Income	(84,809)	-	(84,809)

Loss before Income Taxes	(2,718,663)	-	(2,718,663)
Provision (Recovery) of Deferred Taxes	57,000	(204,000)	(147,000)

Net Loss	$(2,775,663)	$(204,000)	$(2,571,663)

Basic & Diluted Loss per Share	$(0.03)	$-	$(0.03)

Consolidated Statement of Shareholders' Equity Period April 7, 2004 (Date of Inception) to December 31, 2007

	Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance December 31, 2007 as Previously Reported	106,692	39,143,392	$(6,839,439)	$(342,201)	$32,068,444

Impact of Changes	-	2,374,165	204,000	-	2,578,165

Balance December 31, 2007 as Restated	106,692	41,517,560	$(6,635,439)	$(342,201)	$34,646,609

Consolidated Statement of Cash Flow

	Year Ended December 31, 2007 As Previously Reported	Impact of Changes	Year Ended December 31,2007 As Restated
Operating Activities
Net Loss	$(2,775,663)	$204,000	$(2,571,663)
Depletion, Depreciation and Accretion including Ceiling Test Impairment Write-downs	218,841	-	218,841
Stock-Based Compensation	643,994	-	643,994
Provision for Deferred Income Taxes	57,000	(204,000)	(147,000)
Bad Debts Written Off	11,908	-	-
Non-Cash Working Capital Changes	(660,101)	-	(660,101)
Net Cash Used in Operating Activities	(2,504,081)	-	(2,504,081)

Investing Activities
Additions to Capital Assets	(7,508,553)	-	(7,508,553)
Additions to Other Assets	(309,493)	-	(309,493)
Cash Used in Investing Activities	(7,818,046)	-	(7,818,046)

Financing Activities
Shares Issued and Issuable	19,068,495	-	19,068,495
Long Term Liabilities	110,955	-	110,955
Cash Provided by Financing Activities	19,179,450	-	19,179,450

Foreign Currency Translation	(321,987)		(321,987)
Net Cash Increase	8,535,336		8,535,336

Cash Beginning of Year	448,346		448,346

Cash End of Year	$8,983, 682	$-	$8,983,682

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, 1438821 Alberta Ltd., Kodiak Petroleum ULC, Kodiak Petroleum (Montana), Inc., and Kodiak Petroleum (Utah), Inc. In British Columbia, Canada, the Company operates under the assumed name of Kodiak Bear Energy, Inc. All intercompany accounts and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U. S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for valuation of deferred tax assets. Accounts receivable are stated after evaluation as to their collectability and an appropriate allowance for doubtful accounts is provided where considered necessary. The provision for asset retirement obligation, depletion, as well as management’s impairment assessment on its oil and gas properties and other long lived assets are based on estimates and by their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in these estimates, in future periods, could be significant. These estimates and assumptions are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

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

Income Taxes

Income taxes are determined using assets and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Per FASB Interpretation (FIN 48) under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2008, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

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

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the Canadian dollar. The translation from the applicable foreign currencies to U.S. dollars is performed for asset and liability accounts using current exchange rates in effect at the balance sheet date, while income, expenses and cash flows are translated at the average exchange rates for the period. The resulting translation adjustments are recorded as a component of other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in other income/expenses.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was not a material impact on the Company’s consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48. At December 31, 2008, the Company had no significant unrecognized tax positions and the Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company’s tax positions are subject to examination by tax authorities. As at December 31, 2008, the Company’s tax year 2008 is open for United States – Federal and State jurisdictions and Canada – Federal and Provincial jurisdictions.

Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change the Company’s current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. For the Company, SFAS No. 157 will be effective as of January 1, 2008 and must be applied prospectively except in certain cases. The Company has determined there was no significant impact on its consolidated results of operations, cash flows or financial position on adopting SFAS 157.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). In February 2007, the FSAB issued SFAS No. 159, which permits entities to choose to measure many new financial instruments and certain other items at fair value. For the Company, SFAS No. 159 will be effective as of January 1, 2008 and will have no impact on amounts presented for periods prior to the effective date. The Company has chosen not to measure items subject to SFAS No. 159 at fair value.

The following new accounting standards have been issued, but have not yet been adopted by the Company:

In November, 2007, FASB issued SFAS No. 141(R), “Business Combination”. FAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. FAS 141(R) is effective for both public and private companies for fiscal years beginning on or after December 15, 2008. FAS 141(R) will be applied prospectively. Early adoption is prohibited. The Company has not yet determined this pronouncement’s potential impact.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Changes in a parent’s ownership interest that result in deconsolidation of a subsidiary will result in the recognition of a gain or loss in net income when the subsidiary is deconsolidated. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. The statement is effective for fiscals years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  This statement will not have a material effect on our consolidated financial statements.

In September 2008, the EITF reached a consensus for exposure on Issue No. 08-6, “Equity Method Investment Accounting Considerations”. This issue addresses the accounting for equity method investments as a result of the accounting changes prescribed by SFAS 141(R) and SFAS 160. The issue includes clarification on the following: (a) transaction costs should be included in the initial carrying value of the equity method investment, (b) an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment need only be performed as part of any other-than-temporary impairment evaluation of the equity method investment as a whole and does not need to be performed annually, (c) the equity method investee’s issuance of shares should be accounted for as the sale of a proportionate share of the investment, which may result in a gain or loss in income, and (d) a gain or loss should not be recognized when changing the method of accounting for an investment from the equity method to the cost method. This issue will be effective for fiscal years beginning on January 1, 2009. The impact of this issue will not have a material effect on our consolidated financial statements.

In May 2008, FASB issued SFAS No. 162 (“SFAS No. 162”), “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of account principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS No. 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Adoption of SFAS 162 will not be a change in the Company’s current accounting practices; therefore, it will not have a material impact on the Company’s consolidated financial condition or results of operations.

On December 31, 2008, the SEC adopted a final rule that amends its oil and gas reporting requirements. The revised rules change the way oil and gas companies report their reserves in the financial statements. The rules are intended to reflect changes in the oil and gas industry since the original disclosures were adopted in 1978. Definitions were updated to be consistent with Petroleum Resource Management System (PRMS). Other key revisions include a change in pricing used to prepare reserve estimates, the inclusion of non-traditional resources in reserves, the allowance for use of new technologies in determining reserves, optional disclosure of probable and possible reserves and significant new disclosures. The revised rules will be effective for our annual report on Form 10-K for the fiscal year ending December 31, 2009. The SEC is precluding application of the new rules in quarterly reports prior to the first annual report in which the revised disclosures are required and early adoption is not permitted. We are currently evaluating the effect the new rules will have on our financial reporting and anticipate that the following rule changes could have a significant impact on our results of operations as follows:

•
The price used in calculating reserves will change from a single-day closing price measured on the last day of the company’s fiscal year to a 12-month average price, and will affect our depletion and ceiling test calculations.

•	Several reserve definitions have changed that could revise the types of reserves that will be included in our year-end reserve report.

•	Many of our financial reporting disclosures could change as a result of the new rules.

5. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:
	December	December
	31, 2008	31, 2007

Non-operating Partner joint venture accounts	$1,193	$454,179
Operator cash call advances	-	76,388
Government of Canada Goods and Services Tax Claims	16,733	621,254
Accrued interest receivable	-	57,096
Other	46,399	5,336
	$64,325	$1,214,253

6. PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits consist primarily of unexpired insurance premiums and software license user fees.

7. OTHER ASSETS

Other assets represent long term deposits required by governmental regulatory authorities for environmental obligations relating to well abandonment and site restoration activities.

	December	December
	31, 2008	31, 2007

Alberta Energy and Utility Board Drilling Deposit	$73,507	$87,618
Alberta Energy Royalty Deposit	-	4,723
British Columbia Oil and Gas Commission Deposit	217,396	267,112
	$290,903	$359,353

8. CAPITAL ASSETS
			Net Book
		Accumulated	Value
		Depreciation	December
	Cost	and Depletion	31, 2008
Oil and Gas Properties:

Canada	$27,244,206	$1,935,428	$25,062,473
United States	11,749,456	498,867	11,250,589
	38,993,662	2,434,295	36,559,367

Furniture and Fixtures	148,025	72,460	75,565
Total	$39,141,687	$2,506,755	$36,634,932

			Net Book
			Value
		Accumulated	December
		Depreciation	31, 2007
	Cost	and Depletion	(Restated)
Oil and gas Properties:

Canada	$20,695,042	$1,651,037	$19,044,005
United States	8,423,346	-	8,423,346
	29,118,388	1,651,037	27,467,351

Furniture and Fixtures	128,415	52,761	75,654
Total	$29,246,803	$1,703,798	$27,543,005

During the year ended December 31, 2008, the Company capitalized $292,824 (2007 - $193,173) of general and administrative personnel costs attributable to acquisition, exploration and development activities.

Unproved Properties

Included in oil and gas properties are the following costs related to Canadian and United States unproved properties, valued at cost, that have been excluded from costs subject to depletion:
		December
	December	31, 2007
	31, 2008	(Restated)
Canada
Land acquisition and retention	$13,319,909	$11,384,017
Geological and geophysical costs	9,330,180	6,371,954
Exploratory drilling	619,409	1,114,763
Tangible Equipment and Facilities	244,450	127,217
Other	75,132	46,054
	$23,589,080	$19,044,005

United States
Land acquisition and retention	$6,758,899	$7,606,389
Geological and geophysical costs	941,836	383,800
Exploratory drilling	1,974,346	409,246
Tangible Equipment and Facilities	95,699	-
Other	79,809	23,911
	$9,850,589	$8,423,346
	$37,171,397	$27,467,351

Drilling programs are being planned for 2009 for our Alberta and British Columbia properties in Canada. It is estimated by management that the unproved property costs associated with these properties, which in the aggregate constitute approximately $3,000,000 of our total unproved property costs as at December 31, 2008, will be included in our costs subject to depletion when production commences.

Ceiling Test

The Company has performed ceiling tests for its Canadian and United States geographical cost centers. As at December 31, 2008 and 2007, the carrying values of the Company’s unproved properties in its Canadian and United States cost centers were assessed by management. Costs attributable to certain Canadian cost center properties were determined to be unsupportable and consequently, ceiling test impairment write-downs of $284,391 (2007 - $174,380) were recorded and included in depletion, depreciation and accretion. In addition, costs attributable to certain United States cost center properties were determined to be unsupportable and ceiling test impairment write-downs of $498,867 (2007 - $ nil) were recorded and included in depletion, depreciation and accretion. It was determined that no impairment existed in its United States cost center as at December 31, 2007.

Property Acquisition

On September 28, 2007 the Company purchased from Thunder Energy, Inc. (“Thunder”)and CIMA Holdings, Inc.(“CIMA”), a subsidiary of Thunder, 100% of Thunder’s interest in its EL 413 Exploration License in the Northwest Territories and 100% of CIMA’s interest in their New Mexico properties in consideration for $1 million cash and 7 million common shares of the Company valued at $14,000,000 ($2.00 per common share) and a commitment to issue in the future an additional 11,000,000 common shares of the Company upon the achievement of certain milestones in connection with the acquired properties. All acquired properties are unproved. Of this committed amount, 2 million shares were issued during the year (Note 12). For accounting purposes, the 7 million common shares issued to Thunder were recorded at a value of $17,500,000 or $2.50 per common share, being the same price per share at which the September 28, 2007 private placement financing of 2,756,000 non-flow-through common shares were issued (Note 13(s)).

Of the cash consideration, $100,000 was paid as a deposit on July 11, 2007, and the balance of $900,000 was paid at closing on September 28, 2007. Of the common shares consideration, 7 million shares were issued to Thunder at closing on September 28, 2007. An additional 6 million shares will be issued to Thunder if, as, and when certain performance milestones are achieved, including 2 million shares upon completion of a 2007/08 seismic program by June 30, 2008 (Note 12); 1 million shares upon the spudding of a shallow depth well (1,500 meters TD) by March 31, 2009; 1.5 million shares upon the spudding of a medium depth well (2,500 meters TD) before lease expiry in 2009 and 1.5 million shares upon conversion of any part of EL 413 to a Significant Discovery Lease. If, as a result of the Company’s exploration and development activities on the acquired properties, reserves in place exceed 100 million barrels, then, for each excess 10 million barrels in place, 100,000 additional shares could be issued, up to a maximum of 5 million additional shares.

9. NOTE PAYABLE TO RELATED PARTY

On November 24, 2008, the Company borrowed $32,841 (Cdn. $40,000) from Sicamous Oil & Gas Consultants Ltd., a company controlled by William S. Tighe, CEO, President and COO of the Company, under the terms of a demand promissory note bearing interest at the Royal Bank of Canada prime rate plus 1% per annum. On January 27, 2009, an amount of $15,981 (Cdn. $20,000) was repaid.

10. LONG TERM LIABILITIES

Funds Advanced by Partners

As at December 31, 2008, the Company held $39,262 (2007 - $110,955) in funds advanced by partners for their share of a drilling deposit required to be lodged by the Company with the British Columbia Oil and Gas Commission (see Note 7) as security for future well abandonment and site restoration activities.

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

11. ASSET RETIREMENT OBLIGATIONS

Changes in the carrying amounts of the asset retirement obligations associated with the Company’s oil and natural gas properties since December 31, 2006 are as follows:

Asset Retirement Obligations, December 31, 2006	$90,911
Obligations incurred	106,721
Accretion	8,503
Retirements	(54,321)
Asset retirement obligations, December 31, 2007	151,814
Obligations incurred	62,642
Accretion	14,044
Retirements	(28,926)
Asset retirement obligations, December 31, 2008	$199,574

At December 31, 2008, the estimated total undiscounted amount required to settle the asset retirement obligations was $ 302,273 (2007 - $213,880). These obligations will be settled at the end of the useful lives of the underlying assets, which currently extends up to 8 years into the future. This amount has been discounted using a credit adjusted risk-free interest rate of 7.5% and a rate of inflation of 2.5%.

12. INCOME TAXES

As at December 31, 2008, the Company's deferred tax asset is attributable to its net operating loss carry forward of approximately $2,802,000 (2007 - $2,000,000; 2006 - $647,000), which will expire if not utilized in the years 2024, 2025, 2026, 2027 and 2028. As reflected below, this benefit has been fully offset by a valuation allowance based on management's determination that it is not more likely than not that some or all of this benefit will be realized.

For the years ended December 31, 2008, 2007, 2006 and for the period from date of inception, April 7, 2004 to December 31, 2008, a reconciliation of income tax benefit at the U.S. federal statutory rate to income tax benefit at the Company's effective tax rates is as follows.
		2007
	2008	(Restated)	2006	Cumulative

Income tax benefit at statutory rate	$1,156,000	$944,000	$1,080,000	$3,907,000
Permanent Differences	(4,000)	2,000	(132,000)	(414,000)
State tax benefit, net of federal taxes	-	48,000	1,000	60,000
Foreign taxes, net of federal benefit	(2,224,000)	(323,000)	12,000	(2,532,000)
Revision to tax account estimates	(177,000)	-	-	(177,000)
Previously unrecognized tax asset	-	308,000	-	308,000
Other	(2,000)	-	-	(2,000)
Change in valuation allowance	1,251,000	(979,000)	(961,000)	(842,000)

Deferred tax asset before the following	-	-	-	-
Deferred tax credit arising from flow-through share premiums	978,835	147,000	-	1,125,835
Deferred Tax Recovery	978,835	147,000	-	1,125,835

Deferred tax assets (liabilities) at December 31, 2008, 2007 and 2006 are comprised of the following:

		2007
	2008	(Restated)	2006
Deferred tax assets
Deferred costs	$-	$-	$443,000
Net operating loss carryover	2,802,000	2,000,000	647,000
Revision to tax account estimates	-	177,000	-
Other	75,000	59,000	24,000
Total deferred tax asset	2,877,000	2,236,000	1,114,000

Deferred Tax liabilities
Excess of other U.S. tax deductions over book amounts written off	345,000	143,000	-
Net deferred tax asset before valuation allowance	2,532,000	2,093,000	1,114,000
Less valuation allowance	(2,532,000)	(2,093,000)	(1,114,000)

Net deferred tax asset	$-	$-	$-

The 2008 valuation allowance of $2,532,000 includes $1,690,000 relating to a December 31, 2008 currency revaluation adjustment that has not been charged to expense but is included in comprehensive loss in shareholders’ equity.

13. SHARE CAPITAL

Authorized:
Common shares at par value of $.001 per share as at December 31, 2008 and 2007 – 300,000,000; Preferred shares as at December 31, 2008 – 10,000,000 (December 31, 2007 – Nil).

The following share capital transactions occurred during the periods:
Shares Issued	Number	Par Value	Additional Paid in Capital
Balance December 31, 2005	474,028	474	834,561
Private Placement, net of costs(a)	16,000,000	16,000	756,655
Private Placement, net of costs(b)	933,324	933	1,259,067
Issued for service(c)	1,000,000	1,000	40,189
2:1 Stock split(d)	18,407,352	18,407	(18,407)
Issued for service, net of costs(e)	7,500,000	7,500	314,474
2:1 Stock split(f)	44,314,714	44,315	(44,315)
Private Placement, net of costs(g)	1,130,000	1,130	1,766,130
Private Placement, net of costs(h)	187,050	187	235,254
Stock-based compensation (note 13)	-	-	69,169
Balance December 31, 2006	89,946,468	89,946	5,212,777
Corrections to previous years’ numbers	460	-	-
Private Placement, net of costs (h)	30,000	30	38,298
Private Placement, net of costs (i)	440,000	440	499,560
Private Placement, net of costs (j)	420,000	420	474,580
Private Placement, net of costs (k)	2,447,900	2,448	2,777,427
Private Placement, net of costs (l)	2,756,000	2,756	6,218,489
Private Placement, net of costs (l)	1,866,670	1,867	4,216,808
Private Placement (m)	7,000,000	7,000	17,493,000
Private Placement, net of costs (n)	335,000	335	756,765
Private Placement, net of costs (o)	1,450,000	1,450	3,185,919
Stock-based compensation (note 13)	-	-	643,934
Balance December 31, 2007	106,692,498	106,692	41,517,557
Share Issue Costs (p)	-	-	(9,595)
Private Placement, net of costs (q)	1,204,000	1,204	2,844,804
Warrants converted to common shares (r)	127,500	128	191,122
Issue of Shares to Thunder (s)	2,000,000	2,000	4,078,000
Stock-based compensation (Note 14)	-	-	674,226
Balance December 31, 2008	110,023,998	$110,024	$49,296,114

Shares Issuable	2008		2007		2006
	Number	Value	Number	Value	Number	Value
Opening Balance	-	$-	470,000	$538,328	16,000,000	$773,637
Issued during the period	-	-	(470,000)	(538,328)	(16,000,000)	(773,637)
Private Placement, net of costs (h)	-	-	-	-	30,000	38,768
Private Placement, net of costs (i)	-	-	-	-	440,000	499,560
Closing Balance	-	$-	-	$-	470,000	$773,637

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

(l)
On September 28, 2007, the Company closed a brokered private placement offering for an aggregate of 4,622,670 common shares for aggregate gross proceeds of $12,490,010. Of the total number of shares, 2,756,000 were sold at a purchase price of $2.50 per share for gross proceeds of $6,890,000 and 1,866,670 were sold on a Canadian flow through share basis at a purchase price of $3.00 for gross proceeds of $5,600,010. The $933,335 premium portion of the flow-through shares proceeds was credited to Flow-through Share Premium Liability. Share issue costs associated with this offering totaled $1,116,755. In connection with the offering, the broker was granted warrants to purchase, until March 28, 2009, (i) 220,480 common shares of the Company at a price of $2.50 per share and (ii) 149,334 common shares of the Company at a price of $3.00 per share. The broker was also granted a right of first refusal for future securities offerings in Canada and investment banking and advisory rights for a period of 18 months. As a condition of the agency agreement, the Company committed to seek a listing on the Toronto Venture Stock Exchange for its common shares. Such listing was approved on December 21, 2007 and the Company’s common shares commenced trading on the Exchange December 24, 2007.

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

(p)	During the year ended December 31, 2008, the Company paid $9,595 in share issue costs which related to common shares issued in 2007.

(q)
On June 18, 2008, the Company closed a private placement for an aggregate of 1,204,000 units at a price of US$2.50 per unit, for gross proceeds of $3,010,000 less share issue costs of $163,992 for net proceeds of $2,846,008. Each unit consisted of one common share and one warrant which entitles the holder to purchase, until June 18, 2010, one common share of the Company at a price per share of $3.50. In connection with 1,200,000 shares of this private placement, an agent was granted warrants to purchase, until June 18, 2010, 96,000 common shares of the Company at $3.50 per share.

(r)	In June, 2008, warrant holders converted 127,500 warrants into 127,500 common shares at $1.50 per share for total proceeds of $191,250.

(s)
In July, 2008, the Company issued 2,000,000 common shares to Thunder River Energy Inc. (“Thunder”) pursuant to the Company’s commitment to issue to Thunder common shares upon the achievement of certain milestones in connection with properties acquired from Thunder in September, 2007. (See Note 14). Such shares were valued and issued at market value of $2.04 per share in July, 2008 and the value was added to the Company’s Canadian unproved properties.

The following common shares were reserved for issuance:
			Weighted
		Equivalent	Average	Option
	Exercise	Shares	Years to	Shares
	Price ($)	Outstanding	Expiry	Vested

Stock Options (see summary below)	$1.28-$2.58	1,796,666	4.03	Nil
Warrants (see summary below)	$1.50-$3.50	6,123,014	1.80	-
Thunder Acquisition (Note 8)		9,000,000		-
Total Shares Reserved		16,919,680		-

Stock Option Plan

The Company has a stock option plan under which it may grant options to its directors, officers, employees and consultants for up an authorized maximum of 8,000,000 common shares at market price at the date of grant for up to a maximum term of five years. Five year term options are exercisable equally over the first three years of the term of the option; three year term options are exercisable after one year. To date, no options have been exercised.

A summary of outstanding options under the plan is as follows:
			Weighted
		Number	Average
	Expiry	of Option	Exercise	Total
	Date	Shares	Price	Value

Granted to five directors and one officer October 23, 2006	Oct 23/11	1,280,000	$1.50	$1,920,000
Cancellation of one officer’s option		(280,000)	$1.50	(420,000)
Granted to an employee December 1, 2006	Dec 1/11	125,000	$1.28	160,000
Granted to an officer January 3, 2007	Jan 3/12	280,000	$1.29	361,200
Granted to three senior advisors April 2, 2007	Apr 2/12	300,000	$1.75	525,000
Granted to a consultant December 1, 2007	Dec 1/12	100,000	$2.58	258,000
Granted to an employee March 24, 2008	Mar 24/11	25,000	$1.86	46,500
Cancellation of two senior advisors’ options		(133,334)	$1.75	(233,333)
Granted to two consultants and two employees October 16, 2008	Oct 16/11	100,000	$0.69	69,000

Balance December 31, 2008		1,796,666	$1.50	$2,686,367

Warrants

During 2006, 2007 and 2008, the Company, as part of certain private placement financings, issued warrants that are exercisable in common shares of the Company. A summary of such outstanding warrants follows:

				Weighted
			Equivalent	Average
	Exercise	Expiry	Shares	Years to
	Price	Date	Outstanding	Expiry
Balance December 31, 2006	$2.70-3.50	June 30/11	1,130,000	2.50

Issued February 20, 2007(i)	$1.50	Feb. 20/09	860,000	.14
Issued May 10, 2007(k)	$1.50	May 10/09	2,447,900	.36
Issued September 28, 2007(l)	$2.50	Mar. 28/09	220,480	.24
Issued September 28, 2007(l)	$3.00	Mar. 28/09	149,334	.24
Issued October 3, 2007(n)	$3.00	Apr. 3/09	26,800	.25
Issued October 30, 2007(o)	$2.50	Apr. 30/09	80,000	.33
Issued October 30, 2007(o)	$3.00	Apr. 30/09	4,000	.33
Issued November 1, 2007(o)	$2.50	May 1/09	32,000	.33
Total Issued in 2007			3,820,514
Balance December 31, 2007			4,950,514

Issued June 18, 2008(q)	$3.50	Jun. 18/10	1,300,000	1.45
Converted upon exercise (r)	$1.50	May 10/09	(127,500)

Balance December 31, 2008			6,123,014	.95

14. STOCK-BASED COMPENSATION

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

	2008	2007	2006

Risk free interest rate	2.96-3.05%	3.65-4.57%	3.74-4.11%
Expected holding period	3 years	3 years	3 years
Share price volatility	75%	75%	75%
Estimated annual common share dividend	$ nil	$ nil	$ nil

The fair value of options granted during the year ended December 31, 2008 totaled $60,600 (2007 - $ 1,166,060; 2006 $ 1,082,000). The amount of share-based compensation expense recorded during the year ended December 31, 2008 is $ 674,226 (2007 – $ 643,934; 2006 - $ 69,169) and has been included in General and Administrative Expense with a corresponding credit to additional paid in capital. The unvested value of options expiring during the year was $349,127 (2007 and 2006 - $ Nil) leaving a balance of the fair value of the options to be expensed in future periods of $574,203 (2007 - $1,536,957; 2006 - $ 1,012,831) over a vesting period of three years.

15. LOSS PER SHARE

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows:

	Year	Year	Year
	Ended	Ended	Ended
	December	December	December
	31, 2008	31, 2007	31, 2006
Numerator:
Numerator for basic and diluted loss per share
Net Loss	$2,074,649	$2,571,663	$2,867,374

Denominator:
Denominator for basic loss per share
Weighted average shares outstanding	108,323,376	95,850,148	81,193,240
In the money stock options	215,813	841,415	-
In the money warrants	373,584	1,218,576	-
Contingent Thunder shares	2,500,000	1,171,233	-

Denominator for diluted loss per share
Weighted average shares outstanding	111,412,772	99,081,371	81,193,240

Basic and diluted loss per share	$0.02	$0.03	$0.04

The weighted average number of shares outstanding for 2006 has been adjusted retroactively for the two 2:1 stock splits that occurred in that year.

Of the contingent shares related to the property acquisition described in note 8, only 2.5 million shares of the 9 million total contingent shares are assumed to be issued for purposes of the 2007 diluted loss per share calculation. The 7.5 million shares relating to the significant discovery and production milestones have been excluded because their inclusion would be anti-dilutive.

16. COMMITMENTS AND CONTINGENCIES

Thunder Acquisition Commitments

On September 28, 2007 the Company purchased from Thunder certain unproved properties in Canada (Exploration License 413 – “EL 413”)and the United States (New Mexico) in consideration for cash and common shares of the Company as set out more fully in Note 7. Under the terms of the purchase agreement and an amendment dated October 22, 2008 to the purchase agreement, the Company is committed to issue in the future up to 9 million additional common shares of the Company upon the achievement of certain milestones in connection with the acquired properties, including 4 million shares to be issued as follows: 1 million shares upon the spudding of a shallow depth well (1,500 meters TD) by June 30, 2010; 1.5 million shares upon the spudding of a medium depth well (2,500 meters TD) before lease expiry in 2009 and 1.5 million shares upon conversion of any part of EL 413 to a Significant Discovery Lease. If, as a result of the Company’s exploration and development activities on the acquired properties, reserves in place exceed 100 million barrels, then, for each excess 10 million barrels in place, 100,000 additional shares could be issued, up to a maximum of 5 million additional shares. The purchase agreement also included a commitment of the Company to issue 2 million shares to Thunder upon the completion of a seismic program on the property by June 30, 2008. Such seismic program was completed and in July, 2008, 2 million shares were issued to Thunder (Note 13).

CREEnergy Alberta Lands Commitment

As at December 31, 2008, the Company’s, on behalf of its wholly-owned subsidiary 1438821 Alberta Ltd. (now Cougar Energy, Inc. “Cougar”), had entered into an agreement with CREEnergy Oil & Gas Inc. under which agreement the Company has committed to exclusivity rights payments aggregating Cdn. $1,000,000, of which $300,000 had been paid as at December 31, 2008 and $225,000 subsequent to December 31, 2008. See Note 21.

Canadian Flow-through Share Commitments

In September and October, 2007, 2,251,670 flow-through common shares were sold at a purchase price of $3.00 for gross proceeds of $6,755,010 and on the basis that the Company would provide the investors a Canadian tax flow through deduction. In order to provide such flow through share tax deduction benefits to the investors, the Company committed to expend the proceeds on eligible capital expenditures in Canada prior to December 31, 2008 and renounce such expenditures to the flow through share investors. In January, 2008, these expenditures were renounced effective December 31, 2007 and expenditures of $5,875,088 (2007 - $879,922) were incurred during the year.

Vehicle Lease Commitments

As of December 31, 2008 and 2007, the Company had the following vehicle lease commitments for the years shown:

	December	December
	31, 2008	31, 2007
Amounts payable in:
2008	$-	$34,509
2009	26,099	13,411
2010	23,856	11,167
2011	3,172	-

17. FINANCIAL INSTRUMENTS

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

18. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006, the Company paid $61,087 (2005 - $131,156) to companies which, at that time, beneficially owned 9.3% (2005 – 9.1%) of the Company for investor relations services. Of this amount, investor relations services in the amount of $61,087 are included in Administrative Expenses.

During the year ended December 31, 2006, the Company issued 2,000,000 common shares of the Company in consideration for corporate development services rendered to the Company by an individual, who beneficially owned 9.3% of the Company. The shares were valued at market price of $.05 per share and were recorded as General and Administrative Expense and an addition to Additional Paid in Capital.

For the year ended December 31, 2008, the Company paid $ Nil (2007 - $108,624; 2006 - $83,259) to Sicamous Oil & Gas Consultants Ltd. (“Sicamous”), a company owned by the current Chief Executive Officer, President & Chief Operating Officer of the Company for consulting services rendered to the Company. These amounts were charged to General and Administrative Expense. As at December 31, 2008, there was a note payable to Sicamous for $32,841 (2007 - $Nil). See Note 9.

For the year ended December 31, 2008, the Company paid $ Nil (2007 - $51,125; 2006 - $53,247) to MHC Corp., a company owned by the former Chief Executive Officer of the Company for consulting services rendered to the Company. These amounts were charged to General and Administrative Expense. As of December 1, 2007, this individual resigned as Chief Executive Officer.

For the year ended December 31, 2008, the Company paid $113,481 (2007 - $86,550; 2006 - $ nil) to Harbour Oilfield Consulting Ltd., a company owned by the Vice President – Operations of the Company for consulting services rendered to the Company, of which amount $8,621 was payable as at December 31, 2008 (December 31, 2007 - $Nil). Of these amounts $49,118 (2007 - $27,378; 2006 - $ nil) was capitalized to Unproved Oil and Gas Properties and $64,363 (2007 - $59,172; 2006 - $ nil) was charged to General and Administrative Expense

For the year ended December 31, 2008, the Company paid $171,376 (2007 - $128,711; 2006 - $ nil) to the current Chief Financial Officer of the Company for services rendered to the Company, of which amount $6,524 was payable as at December 31, 2008 (December 31, 2007 - $Nil). These amounts were charged to General and Administrative Expense.

For the year ended December 31, 2006, the Company paid $29,508 to the prior Chief Financial Officer of the Company for services rendered by her.

These related party transactions were in the normal course of business and agreed to by the related parties and the Company based on negotiations and Board approval and accordingly have been measured at the exchange amounts.

As at December 31, 2008, 2007 and 2006, no other amounts were owing to any related parties for services rendered.

19. SEGMENTED INFORMATION

The Company’s two geographical segments are the United States and Canada. Both segments use accounting policies that are identical to those used in the consolidated financial statements. The Company’s geographical segmented information is as follows:
	Year Ended December 31, 2008
	U. S.	Canada	Total

Income during the Evaluation Period	$-	1,065	1,065
Net Loss	(490,044)	(1,584,605)	(2,074,649)
Capital Assets	11,250,589	25,384,344	36,634,932
Total Assets	9,861,161	24,190,538	37,171,397
Capital Expenditures	3,270,212	11,159,779	14,429,991

	Year Ended December 31, 2007
	U. S.	Canada	Total

Income during the Evaluation Period	$-	225	225
Net Loss	(57,193)	(2,514,470)	(2,571,663)
Capital Assets	8,423,346	19,119,659	27,543,005
Total Assets	8,949,538	29,241,230	38,190,768
Capital Expenditures	7,858,511	18,519,418	26,377,929

	Year Ended December 31, 2006
	U. S.	Canada	Total

Income during the Evaluation Period	$-	27,134	27,134
Net Loss	(20,668)	(2,846,706)	(2,867,374)
Capital Assets	564,835	761,221	1,326,056
Total Assets	650,953	2,056,122	2,707,075
Capital Expenditures	432,835	2,002,915	2,435,750

20. CHANGES IN NON-CASH WORKING CAPITAL
				Cumulative
				Since
				Inception
	Year	Year	Year	April 7,
	Ended	Ended	Ended	2004 to
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2008	2007	2006	2008
Operating Activities:
Accounts Receivable	$620,554	(650,850)	(20,483)	(63,132)
Prepaid Expenses and Deposits	(17,251)	(49,613)	9,955	(114,759)
Accounts Payable	147,886	11,471	91,852	272,762
Accrued Liabilities	20,848	28,891	(36,395)	122,843
Other	-	-	-	25,000

Total	$772,037	(660,101)	44,929	242,714

Investing Activities:
The total changes in investing activities non-cash working capital accounts, which is detailed below, pertains to capital asset additions and has been included in that caption in the Statement of Cash Flow:

Accounts Receivable	$529,374	122,572	(653,129)	(1,193)
Prepaid Expenses and Deposits	1,664	155,976	(138,943)	18,697
Accounts Payable	(638,152)	867,152	441,778	670,778
Accrued Liabilities	(433,288)	232,542	200,746	-

Total	(540,402)	1,378,242	(149,558)	688,282

Financing Activities:
The total changes in financing activities non-cash working capital accounts, which is detailed below, pertains to shares issued and issuable and has been included in that caption in the Statement of Cash Flow:

Prepaid Expenses and Deposits	-	-	-	(10,000)
Accounts Payable	(72,417)	83,396	30,072	41,051
Accrued Liabilities	(220,000)	220,000	-	-
Note Payable to Related Party	32,841	-	-	32,841
Flow-through Share Premium Liability	-	1,125,835	-	1,125,835
Convertible Debt	-	-	(41,189)	-

Total	$(259,576)	1,429,231	(11,117)	1,449,303

21. SUBSEQUENT EVENT

Cougar Energy, Inc.

In November, 2008, the Company incorporated, under the laws of the Province of Alberta, a new wholly-owned subsidiary, 1438821 Alberta Ltd. In February, 2009, 1438821 Alberta Ltd. changed its name to Cougar Energy, Inc. (“Cougar”). In January, 2009, the Company vended its interests in its CREEnergy Alberta Lands and its Lucy, B.C. property into Cougar (the “Cougar Properties”) for common shares of Cougar. At the same time, Cougar initiated private placement financing activities to raise funds to carry out planned work programs on the Cougar Properties. As of March 23, 2009, Cougar has raised approximately $500,000. As a result of these Cougar financings, the Company’s interest in Cougar has been reduced to approximately 94%.

ITEM 9. CONTROLS AND PROCEDURES

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). Under the supervision and with the participation of our management, including our principal executive officer (CEO) and principal financial officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following material weaknesses during its assessment of our internal control over financial reporting as at December 31, 2008 and December 31, 2007.

Segregation of Duties and Access to Critical Accounting Systems

As at December 31, 2008 and December 31, 2007, management believes the Company’s Internal Control over Financial Reporting did not meet the definition of adequate control, based on criteria established by Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management identified a material weakness relating the segregation of duties among certain personnel who had incompatible responsibilities within all significant processes affecting financial reporting. We also had a material weakness resulting from our failure to implement controls to restrict access to financially significant systems or to monitor access to those systems, which resulted in conflicting access and/or inappropriate segregation of duties. These material weaknesses affect all significant accounts. In addition, the 2007 restatement issues discussed below demonstrated a need to engage additional personnel or outside consulting assistance to ensure the proper accounting for non-routine accounting transactions and adherence to US GAAP, to assist in income tax planning and compliance and a review of our Canadian and U. S. income tax provisions. As a result of these material weaknesses, management has concluded that internal control over financial reporting was not effective as at December 31, 2008 and December 31, 2007.

2007 Restatement

During the process of preparing this Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008, it was determined that it may be necessary to restate our consolidated financial statements for the Fiscal Quarter Ended September 30, 2007 and the Fiscal Year Ended December 31, 2007. The restatements would be required to correct for an error in measurement and an error in the application of U.S. generally accepted accounting principles (“US GAAP”) in recording two September, 2007 transactions as described in Note 2 to our unaudited consolidated financial statements.

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

Our management has discussed the material weaknesses described above and other deficiencies with our Audit Committee and we have documented this assessment and made this assessment available to our independent registered Chartered Accountants. We recognize that all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Meyers Norris Penny LLP, independent registered Chartered Accountants, as stated in their report which is on page 21 of this Form 10-K. Meyers Norris Penny LLP also audited our Financial Statements as stated in their report which is on page 23 of this Form 10-K.

Remediation of Material Weakness in Internal Control

During December, 2006 and the first half of 2007, the company hired a Controller, a new CFO and a Vice-President Operations and additional qualified personnel. The new staff and existing management have implemented new procedures and controls for many areas of the Company’s activities. During 2007, the Company initiated a review of its corporate policies and procedures with the assistance of an outside consulting firm, with a goal of having the Company become fully SOX compliant by year end 2007. Additional policies and procedures have been implemented and others strengthened. Testing of such policies and procedures was completed in late 2007 and early 2008. In addition, the Company will endeavor to engage outside consulting assistance to ensure the proper accounting for non-routine accounting transactions and adherence to US GAAP. Beginning in 2008, the Company engaged an outside consulting firm to assist in income tax planning and compliance and beginning with our fiscal year ended December 31, 2008, to review our Canadian and U.S. income tax provisions.

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

CHANGES IN INTERNAL CONTROLS

During 2007, the Company initiated a review of its corporate policies and procedures with the assistance of an outside consulting firm, with a goal of having the Company become fully SOX compliant by year end 2007. Additional policies and procedures have been implemented and others strengthened. Testing of such policies and procedures was completed in late 2007 and early 2008. Management believes these improvements in our overall internal control, when combined with the remediation discussed above, will strengthen the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

B.      Directors and Executive Officers

Name	Age	Title
William Tighe	57	Chairman of the Board, CEO, COO and President
Peter Schriber	66	Director
Glenn Watt	33	Vice President Operations and Director
Leslie Owens	44	Director
Gordon Taylor	60	Director
Greg Juneau	41	Director
William Brimacombe	65	Chief Financial Officer

Mr. William Tighe has held the positions of Chief Operating Officer, President and Director of the Company since September, 2005 and Chief Executive Officer of the Company since December, 2007. Mr. Tighe has also been Chairman of the Board since December 3, 2008. Since 2005, Mr. Tighe has focused on developing Kodiak’s business interests. His past experience includes approximately thirty years in management, operations, maintenance, and more recently major/minor projects for both canadian and other international energy companies. These positions were in a variety of field settings from the heavy oil industry, sour gas/liquids plants in Alberta and British Columbia and the sub-arctic in Canada, to design offices, construction, C&SU and operation of large gas/liquids processing operations in southeast Asia. Since 2004, Mr. Tighe has worked for Suncor Energy Ltd. as a Business Services Manager, Growth Planning and Development. From 2000 until 2004 Mr. Tighe worked for Petro China International as Operations Development and Commissioning Manager. Prior to that, Mr. Tighe had extensive experience both in Alberta and internationally in the oil and gas industry. Mr. Tighe attended the University of Calgary where he studied general science and computer science. He holds an Interprovincial Power Engineering Certification II Class.

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

Mr. Leslie Owens has been a director of the Company since December 3, 2008 and has more than twenty-five years of oil and gas experience primarily in completions and production services. He is currently General Manager at Canadian Sub-Surface Energy Services, a provider of cased-hole completion, production and evaluation services. From October 2001 to April 2008, Mr. Owens was in management positions with Ultraline Services Corp., a provider of wireline services and from October 1999 to October 2001, he was in sales with Plains Perforating Ltd., a provider of perforating services. Prior to then, his experience was with various oil and gas service companies, in positions progressing from sales to senior management.

Mr. Gordon Taylor has been a director of the Company since February 27, 2009.  Mr. Taylor is a Calgary-based businessman with over 16 years of financial experience in mortgages, investments, real estate acquisition, and development.  He is the founder and president of Liberty Mortgage Services Ltd. and since 1996 to present has specialized in syndicated mortgages.  From 1992 to present, he is also founder and president of Tach Investments Ltd., a private investment company.  Prior to 1992, Mr. Taylor was with Alberta Opportunity Company for over 18 years, with 15 years as Branch Manager, financing small to medium sized businesses in the province of Alberta.

Mr. Greg Juneau has been a director of the Company since February 27, 2009.  Mr. Juneau is a Calgary-based professional engineer with over 19 years of oil and gas experience as a project engineer and manager.  His areas of expertise include engineering, procurement and construction management of surface facilities.  From 2000 to present, Mr. Juneau is the president and engineering manager at Segment Engineering Ltd.  He coordinates full discipline engineering, procurement, construction and management (EPCM) projects consisting of oil and gas well sites, gathering systems, transmission pipelines, pump stations, satellites, batteries, compression and gas plants within British Columbia, Alberta and Saskatchewan.  Mr. Juneau graduated from the University of Alberta in 1990 with a Bachelor of Science Degree in Mechanical Engineering and is a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta (APEGGA), and Association of Professional Engineers and Geoscientists of BC (APEGofBC).

Mr. William E. Brimacombe is a canadian Chartered Accountant and since January, 2007 has been Chief Financial Officer of the Company. From 2000 to 2006, Mr. Brimacombe was Vice-President Finance of AltaCanada Energy Corp., a publicly traded Canadian oil and gas company. Prior thereto, Mr. Brimacombe has over thirty years financial experience working for a number of public and private oil and gas companies with operations in Canada, the United States and other countries, including experience as an independent financial consultant during the years 1988 to 2000. During 2009, Mr. Brimacombe will become a Life member of the Institute of Chartered Accountants of Alberta with forty years membership in that organization.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2008, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2008, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons.

AUDIT COMMITTEE AND FINANCIAL EXPERT

During the year end December 31, 2008, the audit committee met five times. The audit committee’s role is financial oversight. Our management is responsible for the preparation of our financial statements and our independent registered public accounting firm is responsible for auditing those financial statements. The audit committee is not providing any special assurance as to our financial statements or any professional certification as to the registered independent accounting firm’s work

The audit committee is directly responsible for the appointment, compensation, retention and oversight of Kodiak’s independent registered accounting firm. The committee, among other things, also reviews and discusses Kodiak’s audited financial statements with management.

Our audit committee is comprised of three directors: Peter Schriber and Gordon Taylor, who are independent and Glenn Watt. Our board has determined Peter Schriber, our Audit Committee Chairman, qualifies as an “audit committee financial expert” within the definition established by the SEC and he is an independent director.

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

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

The following table summarizes compensation of our Chief Executive Officer & President, Chief Financial Officer, and Vice President Operations for the fiscal year ended December 31, 2008.

Summary Compensation Table
						Change in
						Pension
						Value and
						Nonqualified
					Non-Equity	Deferred
			Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Awards	Awards(4)	Compensation	Earnings	Compensation	Total

F .William S. Tighe, CEO, President and COO (1)	2008	$113,495	$0	$72,464	$0	$0	$0	$185,959
R.William E. Brimacombe , CFO (2)	2008	$171,376	$0	$67,666	$0	$0	$0	$239,042
Glenn Watt, Vice President Operations (3)	2008	$113,481	$0	$72,464	$0	$0	$0	$185,945

1)	Mr Tighe’s compensation was directly to him as a salaried employee for 2008.
2)	Mr. Brimacombe’s compensation was paid directly to him for services rendered by him as Chief Financial Officer of the Company for 2008.
3)	Mr. Watt’s compensation was paid to Harbour Oilfield Consulting Ltd., a company owned by Mr. Watt for services rendered by him as Vice President Operations of the Company, for 2008.
4)	This is the estimated 2008 cost of stock options granted based on the Black-Scholes valuation method.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards						Stock Awards
Equity
Incentive
				Equity					Equity	Plan Awards:
				Incentive					Incentive	Market
				Plan Awards:					Plan Awards:	or Payout
	Number of	Number of		Number			Number of		Number	Value of
	Securities	Securities		of Securities			Shares or		of Unearned	Unearned Shares,
	Underlying	Underlying		Underlying			Units of	Market Value of	Shares,	Units or Other
	Unexercised	Unexercised		Unexercised	Option	Option	Stock that	Shares or Units of	Units or other	Rights that
	Options	Options		Unearned	Exercise	Expiration	have	Stock that have not	Rights that have	Have
Name	Exercisable	Unexercisable		Options	Price	Date	not Vested	Vested(1)	not Vested	not Vested

F. William S. Tighe	133,333	66,667	(1)	-	$1.50	10/23/11	0	0	0	0
Glenn Watt	133,333	66,667	(1)	-	$1.50	10/23/11	0	0	0	0
William E. Brimacombe	93,333	186,667	(2)	-	$1.29	1/3/12	0	0	0	0

1)	Unexercised options vest 66,667 on Oct 23/09.
2)	Unexercised options vest 93,333 on Jan 03/09 and 93,334 on Jan 3/10.

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

We have a formal employment contract with Mr. William Tighe and formal consulting contracts with Mr. Glenn Watt and Mr. William Brimacombe or their consulting companies. During 2008, Mr. William Tighe was paid Cdn $10,000 per month. During 2008, Harbour Oilfield Consulting Ltd., a company owned by Mr. Watt, was paid $Cdn $10,000 per month. During 2008, Mr. William Brimacombe was paid Cdn. $110 per hour, a monthly vehicle allowance of Cdn. $800 and a bonus of Cdn. $15,000. No options were granted to executive officers during 2008.

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

No stock options were granted to any directors during 2008. No named directors or executive officers exercised any stock options during fiscal 2008, 2007 or 2006.

DIRECTOR COMPENSATION TABLE

The table below summarizes the compensation paid by us to our non-employee directors during the year ended December 31, 2008.

						Change
						in Pension
						Value and
						Nonqualified
					Non-Equity	Deferred
	Fees Earned or	Stock		Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards(1)		Awards(2)	Compensation	Earnings	Compensation	Total

Marvin Jones(3)	$0	$	N/A	$72,464	N/A	N/A	$0	$72,464
Peter Schriber	$0	$	N/A	$72,464	N/A	N/A	$0	$72,464

(1)	No stock awards were made during 2007, 2006 or 2005.
(2)	This is the estimated 2008 cost of stock options granted October 23, 2006 based on the Black-Scholes valuation method.
(3)	Mr. Jones resigned as a director effective February 27, 2009.

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

Name of Beneficial Owner	Number of	Percent of
or Director	Shares of Class	Class (1)

Mark Hlady, (2)	1,785,000	1.62%
William Tighe (3)	12,644,000	11.49%
Glenn Watt (4)	9,012,000	8.19%
Peter Schriber (5)	3,000,000	2.7381
Marvin Jones (6)	180,000	*
William Brimacombe (7)	200,000	*
All directors and executive officers as a group (six persons)	26,821,000	24.38%

* Less than 1%
(1) Based on 110,023,998 common shares outstanding as at December 31, 2008 and as at the date of this report.
(2) Shares held directly by Mr. Hlady, a director of the Company, whose address is 1420 9th St. N.W., Calgary, AB. T2M 3L2.  Mr. Hlady resigned as Chairman and director effective December 3, 2008.
(3) Including 19,000 shares held directly by Mr. Tighe and 12,625,000 shares held by Sicamous Oil and Gas Consultants Ltd. (‘Sicamous”), a company owned by Mr. Tighe, a director and CEO, COO and President of the Company and his wife Dianne Tighe. The address for Mr. Tighe and Sicamous Oil and Gas Consultants Ltd. is 245 Citadel Way N.W., Calgary, AB, T3G 4W8.
(4) Including 6,012,000 shares held directly by Mr. Watt, a director and Vice President-Operations of the Company and 3,000,000 shares held by 697580 Alberta Ltd., a company wholly-owned by Kathleen, Jana and Ryan Tighe and of which Mr. Watt is the sole officer and director. The address for Mr. Watt and 697580 Alberta Ltd. is 3405 15th St. S.W., Calgary, AB, T2T 5X3.
(5) Shares held directly by Peter Schriber, a director of the Company, whose address is Gotthardstrase 38, ch-8002 Zurich, Switzerland.
(6) Shares held directly by Marvin Jones, a director of the Company, whose address is #4, 1901 Varsity Estates Drive N. W., Calgary, AB T3B 4T7.  Mr. Jones resigned as a director effective February 27, 2009.
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

For the year ended December 31, 2008, the Company paid $ nil (2007 - $108,624; 2006 - $83,259) to Sicamous Oil & Gas Consultants Ltd. (:Sicamous”), a company owned by the current Chief Executive Officer, President & COO of the Company for consulting services rendered by him. As at December 31, 2008, there was a note payable to Sicamous for $32,841 (2007 and 2006 - $ nil)

For the year ended December 31, 2007, the Company paid $51,125 (2006 - $53,247) to MHC Corp., a company owned by the former Chief Executive Officer of the Company for consulting services rendered by him. At December 1, 2007, this individual resigned as Chief Executive Officer.

For the year ended December 31, 2008, the Company paid $113,481 (2007 - $86,550; 2006 $ nil) to Harbour Oilfield Consulting Ltd., a company owned by the Vice President - Operations of the Company for consulting services rendered by him, of which amount $8,621 was payable as at December 31, 2008 (December 31, 2007 - $ nil).

For the year ended December 31, 2008, the Company paid $171,376 (2007 - $128,711; 2006 - $ nil) to the current Chief Financial Officer of the Company for services rendered by him, of which amount $6,524 was payable as at December 31, 2008 (December 31, 2007 - $ nil).

For the year ended December 31, 2006, the Company paid $29,508 to the former Chief Financial Officer of the Company for services rendered by her.

As at December 31, 2008, 2007 and 2006, no other amounts were owing to any related parties for services rendered.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company paid audit fees to Meyers Norris Penny LLP for December 31, 2007 totaling $100,000 and estimate the 2008 fees to be $80,000. The 2008 fees include approximately $55,000 relative to Internal Controls & Financial Reporting (2007 - $63,000).

Audit-Related Fees
None

Tax Fees
None

All Other Fees
None

Audit committee policies & procedures
The above services were approved by the company's Audit Committee of the Board of Directors.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. Exhibits

10.1           Stock Purchase Agreement dated December 29, 2005, among Kodiak Energy and various shareholders incorporated  herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the Commission on December 29, 2005)

23.1           Consent of Meyers Norris Penny LLP

31.1           Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)of the Exchange Act, as enacted by  Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2           Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1           Certification of Chief Executive Officer, pursuant to 18 United States Code Section as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2           Certification of Chief Financial Officer, pursuant to 18 United States Code Section as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ William Tighe
    William Tighe, Chairman, Chief Executive Officer, Chief Operating Officer and President

/s/ William Brimacombe
    William Brimacombe, Chief Financial Officer

/s/ Glenn Watt
    Glenn Watt, Vice President Operations and Director

/s/ Peter Schriber
    Peter Schriber, Director

/s/ Leslie R. Owens
    Leslie R. Owens, Director