Form 10-Q
period 2009-03-31
KODIAK ENERGY, INC.
filed 2009-05-11
CIK 1109553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to_____________

Commission file number 333 - 38558

KODIAK ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0967706
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 405, 505 8th Avenue S.W. Calgary, AB T2P 1G2
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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 110,023,998 common shares, $.001 par value, as at May 8, 2009.

Transitional Small Business Disclosure Format (Check one): Yes           No   X

KODIAK ENERGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KODIAK ENERGY, INC.
Consolidated Balance Sheets
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets

Current Assets:
Cash and Short Term Deposits	$5,432	$75,175
Accounts Receivable (Note 5)	78,261	64,325
Prepaid Expenses and Deposits	98,822	106,062
	182,515	245,562

Other Assets (Note 6)	281,111	290,903

Capital Assets (Note 7):
Unproved Oil & Gas Properties Excluded From Amortization – Based on Full Cost Accounting	36,300,864	36,559,367
Property & Equipment	67,374	75,565
	36,368,238	36,634,932

Total Assets	$36,831,864	$37,171,397

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts Payable	1,240,723	984,590
Accrued Liabilities	24,303	122,842
Note Payable to Related Party (Note 8)	18,235	32,841
	1,283,261	1,140,273

Long-term Liabilities (Note 9)	37,915	39,262

Asset Retirement Obligations (Note 10)	198,935	199,574

	1,520,111	1,379,109
Commitments and Contingencies (Note 16)

Shareholders' Equity
Share Capital (Note 13):
Authorized 300,000,000 Common Shares Par Value .001 Each and 10,000,000 Preferred Shares; Issued and Outstanding 110,023,998 Common Shares and nil Preferred Shares	110,024	110,024
Additional Paid in Capital	49,411,783	49,296,114
Other Comprehensive Loss	(5,388,829)	(4,903,762)
Deficit Accumulated during the Exploration Stage	(9,210,623)	(8,710,088)
	34,922,355	35,792,288
Minority Interest Equity (Note 12)	389,398	-
Total Shareholders' Equity	35,311,753	35,792,288

Total Liabilities and Shareholders’ Equity	$36,831,864	37,171,397

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Unaudited Consolidated Statements of Shareholders’ Equity
Three Months Ended March 31, 2009
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	Number of Common Shares	Amount	Additional Paid in Capital	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Minority Interest	Total Shareholders’ Equity

Balance at December 31, 2008	110,023,998	110,024	$49,296,114	$(8,710,088)	$(4,903,762)	-	$35,792,288

Contributions						394,525	394,525
Net loss	-	-	-	(500,535)	-	(4,062)	(500,535)
Foreign currency translation	-	-	-	-	(485,067)	-	(485,067)

Comprehensive loss	-	-	-	(500,535)	(485,067)	-	(985,602)

Share issue costs	-	-	(36,378)	-	-		(36,378)
Stock-based Compensation	-	-	152,047	-	-		152,047
Balance at March 31, 2009	110,023,998	110,024	$49,411,783	$(9,210,623)	$(5,388,829)	389,398	$35,311,753

(See accompanying notes to the consolidated financial statements)

Kodiak Energy Inc.
Unaudited Consolidated Statements of Operations
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008 (Restated – Note 2)	Cumulative Since Inception April 7, 2004 to March 31, 2009

REVENUE DURING THE EVALUATION PERIOD	$-	$-	$28,424

EXPENSES
Operating	1,170	274	44,931
General and Administrative	493,462	512,165	6,571,052
Stock-based Investor Relations	-	-	337,500
Depletion, Depreciation and Accretion Including Ceiling Test Impairment Write-downs	7,788	11,704	2,657,982
Interest	211	-	904,522
	502,631	524,143	10,515,987

Loss Before Other Expenses(Income)	(502,631)	(524,143)	(10,487,563)

Other Expenses (Income)
Loss from valuation adjustment	-	-	25,000
Interest Income	(198)	(56,986)	(178,352)
Loss on disposition of assets	2,164	-	6,309
	1,966	(56,986)	(147,043)
Net Loss before taxes	(504,597)	(467,157)	(10,340,520)

Deferred income tax recovery	-	926,000	1,125,835

Net Income (Loss) before Minority Interest	(504,597)	458,843	(9,214,685)

Minority Interest	(4,062)	-	(4,062)

Net Loss (Earnings)	$(500,535)	$458,843	$(9,210,623)

Basic and diluted income (loss) per share (Note 15)	$(.005)	$.004

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Unaudited Consolidated Statements of Cash Flows
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008 (Restated – Note 2)	Cumulative Since Inception April 7, 2004 to March 31, 2009

Operating Activities:

Net Income (Loss)	$(500,535)	$458,843	$(9,210,623)

Adjustments to reconcile net loss to net cash used in operating activities:
Minority Interest	(4,062)	-	(4,062)
Depletion, Depreciation and Accretion	7,788	11,704	2,657,982
Loss on Disposal of Fixed Assets	(2,164)	-	(2,164)
Deferred Income Taxes (Recovery)	-	(926,000)	(1,125,835)
Stock-Based Investor Relations Expense	-	-	337,500
Stock-Based Compensation	152,047	190,136	1,539,376
Non-cash Interest Expense	-	-	808,811
Bad debts written off	-	-	11,908
Contributions to Capital	-	-	900
Non-Cash Working Capital Changes (Note 20)	203,075	603,464	445,789
Net Cash Provided (Used In) From Operating Activities	(143,851)	338,147	(4,540,418)

Investment Activities:
Additions To Capital Assets (Note 17)	236,460	(5,273,670)	(16,551,206)
Decrease (Increase) In Other Assets	9,792	16,031	(281,111)
Net Cash From (Used In) Investment Activities)	246,252	(5,257,639)	(16,832,317)

Financing Activities:
Shares Issued and Issuable (Note 13)	(79,190)	(123,062)	23,768,122
Notes Payable	-	-	2,567,500
Minority Interest Contribution	393,460	-	393,460
Long term Liabilities	(1,347)	(64,368)	37,915
Net Cash Provided By Financing Activities	(312,923)	(187,430)	26,766,997

Foreign Currency Translation	(485,067)	(79,220)	(5,388,829)

Net Cash Decrease	(69,743)	(5,186,142)	5,432

Cash beginning of period	75,175	8,983,682	-

Cash end of period	$5,432	$3,797,540	$5,432

Cash is comprised of:
Balances with banks	$5,432	$1,842,014	$5,432
Short-term deposits	$-	$1,955,526	$-
	$5,432	$3,797,540	$5,432

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
Stated in US dollars

1.  ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements include the accounts of Kodiak Energy Inc. and subsidiaries (collectively “Kodiak”, the “Company”, “we”, “us” or “our”) as at March 31, 2009  and December 31, 2008 and for the three months ended March 31, 2009 and 2008 and for the cumulative period from April 7, 2004 (inception)until March 31, 2009, and are presented in accordance with generally accepted accounting principles in the United States of America (“U. S. GAAP”).

The Company was incorporated under the laws of the state of Delaware on December 15, 1999 under the name “Island Critical Care, Corp.” with authorized common stock of 50,000,000 shares with a par value of $0.001. On December 30, 2004 the name was changed to “Kodiak Energy, Inc.” and the authorized common stock was increased to 100,000,000 shares with the same par value. On January 17, 2005 the Company affected a reverse split of 100 outstanding shares for one share. These consolidated financial statements have been prepared showing post split shares from inception. The Company was engaged in the development of the manufacture and distribution of medical instrumentation and it became inactive after the bankruptcy outlined below. During 2006, the Company increased its authorized capital to 300,000,000 common shares. In December, 2008, the Company increased its authorized capital to include 10,000,000 preferred shares.

The Company is in the exploration stage and its efforts have been principally devoted to the raising of capital, organizational infrastructure development and the acquisition of oil and gas properties for the purpose of future extraction of resources.

The information in these consolidated financial statements should be read in conjunction with December 31, 2008 consolidated financial statements.

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

Going Concern Uncertainty

These consolidated financial statements have been prepared assuming the Company will continue as a going concern, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company has not generated positive cash flow from operations since inception and has incurred operating losses and will need additional working capital for completion of its planned 2009 and future activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to finance ongoing operations. The management of the Company has developed a strategy to address this uncertainty, including additional equity and/or debt financing; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. These consolidated financial statements do not reflect the adjustments or reclassification of assets and liabilities that would be necessary if the Company were unable to continue its operations.

2. RESTATEMENT

In March, 2009, we determined that it was necessary to restate our financial statements as at December 31, 2007. The purpose of the restatement was to correct an error in measurement and an error in the application of US GAAP in the course of recording the following 2007 transactions:

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

Effects of the restatement by line item follow:

Consolidated  December 31, 2007 Balance Sheet
	As Previously	Impact
	Reported	of Errors	Restated

Cash and Short Term Deposits	$8,983,682	-	$8,983,682
Accounts Receivable	1,214,253	-	1,214,253
Prepaid Expenses and Deposits	90,475	-	90,475
Total current assets	10,288,410	-	10,288,410

Other Assets	359,353	-	359,353

Unproved Oil and Gas Properties	23,967,351	3,500,000	27,467,351
Furniture and Fixtures	75,654	-	75,654
Total Property, Plant and Equipment	24,043,005	3,500,000	27,543,005

Total Assets	$34,690,768	3,500,000	38,190,768

Accounts Payable	$1,547,273	-	1,547,273
Accrued Liabilities	755,282	-	755,282
Premium on Flow-through Shares Issued	-	978,835	978,835
Total current liabilities	2,302,555	978,835	3,281,390

Long Term Liabilities (Note 9)	110,955	-	110,955

Asset Retirement Obligations	151,814	-	151,814

Deferred Income Taxes (Note 11)	57,000	(57,000)	-

Share Capital	106,692	-	106,692
Additional Paid in Capital	39,143,392	2,374,165	41,517,557
Other Comprehensive Loss	(342,201)	-	(342,201)
Deficit Accumulated during the Exploration Stage	(6,839,439)	204,000	(6,635,439)
Total Shareholders’ Equity	32,068,444	2,578,165	34,646,609

Total Liabilities and Shareholders’ Equity	$34,690,768	3,500,000	38,190,768

Consolidated Statement of Operations – Year Ended December 31, 2007
	As Previously Reported	Impact of Errors	As Restated
Income During the Evaluation Period	$225	$-	$225

Expenses:
Operating	20,543	-	20,543
General and Administrative	2,470,230	-	2,470,230
Stock-based Investor Relations	-		-
Depletion, Depreciation and Accretion including Ceiling Test Impairment Writedowns	218,841	-	218,841
Interest	94,083	-	94,083
	2,803,697	-	2,803,697

Loss Before Other Income	2,803,472	-	2,803,472
Interest Income	(84,809)	-	(84,809)

Loss before Income Taxes	$(2,718,663)	$-	$(2,718,663)
Provision (Recovery) of Deferred Taxes	57,000	(204,000)	(147,000)

Net Loss	(2,775,663)	(204,000)	(2,571,663)

Basic & Diluted Loss per Share	$(0.03)	$-	$(0.03)

Consolidated Statement of Shareholders' Equity Period April 7, 2004 (Date of Inception) to December 31, 2007
	Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance December 31, 2007 as Previously Reported	106,692	$39,143,392	$(6,839,439)	$(342,201)	$32,068,444

Impact of Errors	-	2,374,165	204,000	-	2,578,165

Balance December 31, 2007 as Restated	106,692	41,517,557	$(6,635,439)	$(342,201)	$34,646,609

Consolidated Statement of Cash Flow – Year Ended December 31, 2007
	As Previously Reported	Impact of Errors	As Restated
Operating Activities
Net Loss	$(2,775,663)	$204,000	$(2,571,663)
Depletion, Depreciation and Accretion including Ceiling Test Impairment Write-downs	218,841	-	218,841
Stock-Based Compensation	643,994	-	643,994
Provision for Deferred Income Taxes	57,000	(204,000)	(147,000)
Bad Debts Written Off	11,908	-	11,908
Non-Cash Working Capital Changes	(660,101)	-	(660,101)
Net Cash Used in Operating Activities	(2,504,021)	-	(2,504,021)

Investing Activities
Additions to Capital Assets	(7,508,553)	-	(7,508,553)
Additions to Other Assets	(309,493)	-	(309,493)
Cash Used in Investing Activities	(7,818,046)	-	(7,818,046)

Financing Activities
Shares Issued and Issuable	19,068,495	-	19,068,495
Long Term Liabilities	110,955	-	110,955
Cash Provided by Financing Activities	19,179,450	-	19,179,450

Foreign Currency Translation	(321,987)		(321,987)
Net Change in Cash	8,535,336		8,535,336

Cash and Cash Equivalents Beginning of Year	448,346		448,346

Cash and Cash Equivalents End of Year	$8,983, 682	$-	$8,983,682

Following are the effects by line item that the 2007 restatement had on the March 31, 2008 Balance Sheet and results of operations and cash flow for the Three Months Ended March 31, 2008:

Consolidated March 31, 2008 Balance Sheet
	As Previously	Impact
	Reported	of Errors	Restated

Cash and Cash Equivalents	$3,797,540	-	$3,797,540
Accounts Receivable	380,179	-	380,179
Prepaid Expenses and Deposits	82,058	-	82,058
Total current assets	4,259,777	-	4,259,777

Other Assets	343,322	-	343,322

Unproved Oil and Gas Properties	31,755,309	3,500,000	35,255,309
Furniture and Fixtures	74,271	-	74,271
Total Property, Plant and Equipment	31,829,580	3,500,000	35,329,580

Total Assets	$36,432,679	3,500,000	39,932,679

Accounts Payable	$1,435,683	-	1,435,683
Accrued Liabilities	2,951,165	-	2,951,165
Premium on Flow-through Shares Issued	-	52,835	52,835
Total current liabilities	4,386,848	52,835	4,439,683

Long Term Liabilities (Note 9)	46,587	-	46,587

Asset Retirement Obligations	239,635	-	239,635

Deferred Income Taxes (Note 11)	52,000	(52,000)	-
	4,725,070	835	4,725,905

Share Capital	106,692	-	106,692
Additional Paid in Capital	39,323,934	2,374,165	41,698,099
Other Comprehensive Loss	(421,421)	-	(421,421)
Deficit Accumulated during the Exploration Stage	(7,301,596)	1,125,000	(6,176,596)
Total Shareholders’ Equity	31,707,609	3,499,165	35,206,774

Total Liabilities and Shareholders’ Equity	$36,432,679	3,500,000	39,932,679

Consolidated Statement of Shareholders' Equity Period April 7, 2004 (Date of Inception) to March 31, 2008
			Deficit
			Accumulated	Accumulated
		Additional	during the	Other	Total
	Par	Paid in	Development	Comprehensive	Shareholders'
	Value	Capital	Stage	Loss	Equity

Balance March 31, 2008 as Previously Reported	$106,692	$39,323,934	$(7,301,596)	$(421,421)	$31,707,609

Impact of Errors	-	2,374,165	1,125,000	-	3,499,165

Balance March 31, 2008 as Restated	$106,692	$41,698,099	$(6,176,596)	$(421,421)	$35,206,774

Consolidated Statement of Operations – Three Months Ended March 31, 2008
	As Previously Reported	Impact of Errors	As Restated
Income During the Evaluation Period	$-	$-	$-

Expenses:
Operating	274	-	274
General and Administrative	512,165	-	512,165
Depletion, Depreciation and Accretion	11,704	-	11,704
	524,143	-	524,143

Loss From Operations	(524,143)	-	(524,143)
Interest Income	56,986	-	56,986
Loss before Taxes	$(467,157)	$-	$(467,157)
Recovery of Deferred Taxes	5,000	921,000	926,000

Net Income (Loss)	(462,157)	921,000	458,843

Basic & Diluted Loss per Share	$(0.004)	$-	$0.004

Consolidated Statement of Cash Flow – Three Months Ended March 31, 2008
	As Previously Reported	Impact of Errors	As Restated
Operating Activities
Net Loss	$(462,157)	$921,000	$458,843
Depletion, Depreciation and Accretion including Ceiling Test Impairment Write-downs	11,704	-	11,704
Stock-Based Compensation	190,136	-	190,136
Deferred Income Tax Recovery	(5,000)	(921,000)	(926,000)
Non-Cash Working Capital Changes	603,464	-	603,464
Net Cash Provided by Operating Activities	338,147	-	338,147

Investing Activities
Additions to Capital Assets	(5,273,670)	-	(5,273,670)
Decrease in Other Assets	16,031	-	16,031
Cash Used in Investing Activities	(5,257,639)	-	(5,257,639)

Financing Activities
Shares Issued and Issuable	(123,062)	-	(123,062)
Long Term Liabilities	(64,368)	-	(64,368)
Cash Used in Financing Activities	(187,430)	-	(187,430)

Foreign Currency Translation	(79,220)		(79,220)
Net Change in Cash	(5,186,142)		(5,186,142)

Cash and Cash Equivalents Beginning of Year	8,983,682		8,983,682

Cash and Cash Equivalents End of Year	$3,797,540	$-	$3,797,540

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Kodiak Petroleum ULC, Kodiak Petroleum (Montana), Inc., and Kodiak Petroleum (Utah), Inc. and its 93.8% owned subsidiary Cougar Energy, Inc. (formerly 1438821 Alberta Ltd.). In British Columbia, Canada, the Company operates under the assumed name of Kodiak Bear Energy, Inc. All intercompany accounts and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U. S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for valuation of deferred tax assets. Accounts receivable are stated after evaluation as to their collectability and an appropriate allowance for doubtful accounts is provided where considered necessary. The provision for asset retirement obligation, depletion and depreciation, as well as management’s impairment assessment on its oil and gas properties and other long lived assets are based on estimates and by their nature, these estimates are subject to measurement uncertainty and the effect on the consolidated financial statements of changes in these estimates, in future periods, could be significant. These estimates and assumptions are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.  The current economic environment has increased the degree of uncertainty in these estimates and assumptions.

Joint Venture Operations

In instances where the Company’s oil and gas activities are conducted jointly with others, the Company’s accounts reflect only its proportionate interest in such activities.

Cash and Cash Equivalents

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Per Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes", (See Note 3) under the asset liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At March 31, 2009, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

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

Stock-Based Compensation

The Company records compensation in the consolidated financial statements for share based payments using the fair value method pursuant to Financial Accounting Standards Board Statement (FASB) No. 123R "Accounting for Stock-Based Compensation". The fair value of share-based compensation to employees is determined using an option pricing model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees are measured based on the fair value of the goods or services received. Stock-based compensation expense is included in general and administrative expense with a corresponding increase to Additional Paid in Capital. Upon the exercise of the stock options, consideration paid together with the previously recognized Additional Paid in Capital is recorded as an increase in share capital.

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

Earnings/Loss Per Common Share

Basic earnings/loss per common share is computed by dividing net earnings/loss by the weighted average number of common shares outstanding for the period. Diluted earnings/loss per common share is computed after giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants, contingent stock, conversion of debentures and preferred stock outstanding. The dilutive effect of potential common shares is not considered in the earnings/loss per share calculations for these periods if the impact would have been anti-dilutive.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Changes in a parent’s ownership interest that result in deconsolidation of a subsidiary will result in the recognition of a gain or loss in net income when the subsidiary is deconsolidated. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. For the Company, SFAS No. 160 was effective January 1, 2009. The Company has determined there was no significant impact on its consolidated results of operations, cash flows or financial position on adopting SFAS 160.

In September 2008, the EITF reached a consensus for exposure on Issue No. 08-6, “Equity Method Investment Accounting Considerations”. This issue addresses the accounting for equity method investments as a result of the accounting changes prescribed by SFAS 141(R) and SFAS 160. The issue includes clarification on the following: (a) transaction costs should be included in the initial carrying value of the equity method investment, (b) an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment need only be performed as part of any other-than-temporary impairment evaluation of the equity method investment as a whole and does not need to be performed annually, (c) the equity method investee’s issuance of shares should be accounted for as the sale of a proportionate share of the investment, which may result in a gain or loss in income, and (d) a gain or loss should not be recognized when changing the method of accounting for an investment from the equity method to the cost method. For the Company, this issue was effective January 1, 2009. The impact of this issue will not have a material effect on our consolidated financial statements.

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

•	Several reserve definitions have changed that could revise the types of reserves that will be included in our year-end reserve report.

•	Many of our financial reporting disclosures could change as a result of the new rules.

5.  ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:
	March 31, 2009	December 31, 2008

Non-operating Partner joint venture accounts	$2,229	$1,193
Operator cash call advances	-	-
Government of Canada Goods and Services Tax Claims	15,835	16,733
Other	60,197	46,399
	$78,261	$64,325

6.  OTHER ASSETS

Other assets represent long term deposits required by regulatory authorities for environmental obligations relating to well abandonment and site restoration activities.

	March 31, 2009	December 31, 2008

Alberta Energy and Utility Board Drilling Deposit	$71,178	$73,507
British Columbia Oil and Gas Commission Deposit	209,933	217,396
	$281,111	$290,903

7.  CAPITAL ASSETS
	Cost	Accumulated Depreciation and Depletion	Net Book Value March 31, 2009
Oil and Gas Properties:
Canada	$26,959,024	$1,915,307	$25,043,717
United States	11,756,014	498,867	11,257,147

Sub-total	38,715,038	2,414,174	36,300,864

Furniture and Fixtures	141,113	73,739	67,374

Total	$38,856,151	$2,487,913	$36,368,238

	Cost	Accumulated Depreciation and Depletion	Net Book Value December 31, 2008
Oil and Gas Properties:
Canada	$27,244,206	$1,935,428	$25,308,778
United States	11,749,456	498,867	11,250,589

Sub-total	$38,993,662	2,434,295	36,559,367

Furniture and Fixtures	148,025	72,460	75,565

Total	$39,141,687	$2,506,755	$36,634,932

During the three months ended March 31, 2009, the Company has capitalized $47,104 (March 31, 2008 - $ 107,783) of general and administrative personnel costs attributable to acquisition, exploration and development activities.

Unproved Properties

Included in oil and gas properties are the following costs related to Canadian and United States unproved properties, valued at cost, that have been excluded from costs subject to depletion.
	March 31, 2009	December 31, 2008
Canada
Land acquisition and retention	$13,725,661	$13,767,463
Geological and geophysical costs	8,944,686	9,126,315
Exploratory drilling	2,231,861	2,270,617
Tangible equipment and facilities	53,970	55,066
Other	87,539	89,317
	$25,043,717	$25,308,778

United States
Land acquisition and retention	$8,165,458	$8,158,899
Geological and geophysical costs	941,835	941,836
Exploratory drilling		1,974,346
Tangible equipment and facilities	95,699	95,699
Other	79,809	79,809
	$11,257,147	$11,250,589
	$36,300,864	$36,559,367

Work programs are being planned for 2009 for our British Columbia and Alberta properties in Canada. Further work programs are being considered for our other unproved properties but the timing and availability of financing for those programs is uncertain. It is estimated by management that the unproved property costs associated with our Canadian properties, which in the aggregate constitutes $25,043,717 of our total unproved property costs as at March 31, 2009, will be included in costs subject to depletion during 2009 or 2010.

Ceiling Test

The Company has performed ceiling tests for its Canadian and United States Unproved Property geographical cost centers and has determined that no impairment exists as at March 31, 2009. As at December 31, 2008 and 2007, the carrying values of the Company’s unproved properties in its Canadian cost centers were assessed by management and costs attributable to certain properties were determined to be unsupportable. Consequently, ceiling test impairment write-downs as of December 31, 2008 of $284,391 (2007 - $174,380) were recorded and included in depletion, depreciation and accretion for those years. As at December 31, 2008, the carrying values of the Company’s unproved properties in its United States cost centers were assessed by management and costs attributable to certain properties were determined to be unsupportable. Consequently, ceiling test impairment write-downs as of December 31, 2008 of $498,867 was recorded and included in depletion, depreciation and accretion. No impairment existed in the United States cost center as at December 31, 2007.

8.   NOTE PAYABLE TO RELATED PARTY

On November 24, 2008 the Company borrowed Cdn. $40,000 from Sicamous Oil & Gas Consultants Ltd., a company controlled by William S. Tighe, CEO,  President and COO of the Company, under a terms of a demand note bearing interest at the Royal Bank of Canada prime rate plus 1% per annum. In January, 2009, a Cdn. $20,000 repayment was made and in March, 2009 a further Cdn, $3,000 advance was received leaving a balance owing as at March 31, 2009 of Cdn $23,000 or U.S. $18,235.

9.   LONG TERM LIABILITIES

As at March 31, 2009, the Company held $ 37,915 (December 31, 2008 - $39,262) in funds advanced by partners for their share of a drilling deposit required to be lodged by the Company with the British Columbia Oil and Gas Commission (See Note 5) as security for future well abandonment and site restoration activities.

10.  ASSET RETIREMENT OBLIGATIONS

Changes in the carrying amounts of the asset retirement obligations associated with the Company’s oil and natural gas properties are as follows:

Asset Retirement Obligations, December 31, 2008	$199,574
Obligations incurred	-
Obligations retired	(3,827)
Accretion	3,188
Asset retirement obligations, March 31, 2009	$198,935

At March 31, 2009, the estimated total undiscounted amount required to settle the asset retirement obligations was $ 294,126 (December 31, 2008 - $302,273). These obligations will be settled at the end of the useful lives of the underlying assets, which currently extends up to 8 years into the future. This amount has been discounted using a credit adjusted risk-free interest rate of 7.5% and a rate of inflation of 2.5%.

11.  INCOME TAXES

At March 31, 2009, the Company's deferred tax asset is attributable to its net operating loss carry forward of approximately $2,987,000 (December 31, 2008 - $2,802,000), which will expire if not utilized in the years 2024 to 2029. As reflected below, this benefit has been fully offset by a valuation allowance based on management's determination that it is not more likely than not that some or all of this benefit will be realized.

For the periods ended March 31, 2009, March 31, 2008 and for the cumulative period April 7, 2004 (Date of Inception) to March 31, 2009, a reconciliation of income tax benefit at the U.S. federal statutory rate to income tax benefit at the Company's effective tax rates is as follows.

	2009	2008 Restated	Cumulative
Income tax benefit at statutory rate	$(189,000)	$(162,000)	$3,718,000)
Permanent Differences	-	-	(414,000)
State tax benefit, net of federal taxes	-	(12,000)	60,000
Foreign taxes, net of federal benefit	-	-	(2,532,000)
Revision to tax account estimates	-	-	(177,000)
Other	-	-	(2,000)
Change in valuation allowance	189,000	174,000	(653,000)
Deferred tax asset before the following	-	-	-
Deferred tax credit arising from flow-through share premiums	-	(926,000)	(1,125,835)
Deferred tax benefit at effective rate	$-	$(926,000)	$(1,125,835)

Deferred tax assets (liabilities) at March 31, 2009 and December 31, 2008 are comprised of the following:

	2009	2008
Deferred tax assets
Deferred costs	$-	$-
Net operating loss carryover	2,987,000	2,802,000
Other	75,000	75,000
Total deferred tax asset	3,062,000	2,877,000

Deferred tax liabilities
Excess of U.S. tax deductions over book amounts written off	151,000	345,000

Net deferred tax asset before valuation allowance	2,911,000	2,532,000
Less valuation allowance for net deferred tax asset	(2,911,000)	(2,532,000)

Net deferred tax asset	$-	$-

The valuation allowance of $2,911,000 (2008 - $2,532,000) includes $1,882,000 (2008 -$1,691,000) relating to currency revaluation adjustments that are included in the Comprehensive Loss in Shareholders' Equity.

12. MINORITY INTEREST

Following is a summary of the interest of the minority shareholders of Cougar Energy, Inc., a controlled subsidiary of the Company and in which the Company holds a 93.8% interest as at March 31, 2009.

Private placement investments made by minority interest shareholders of Cougar during the three months ended March 31, 2009	$393,460
Minority interest shareholders' share of loss for three months ended March 31, 2009	4,062

Due to minority interests as at March 31, 2009	$389,398

13. SHARE CAPITAL

Authorized:
March 31, 2009 and December 31, 2008 – 300,000,000 common shares at $0.001 par value and 10,000,000 preferred shares with no par value.

The following share capital transactions occurred during the periods:

Issued	Number	Par Value	Additional Paid in Capital
Balance December 31, 2008	110,023,998	$110,024	$49,296,114
Share Issue Costs (a)	-	-	(36,378)
Stock-based compensation (Note 14)	-	-	152,047
Balance March 31, 2009	110,023,998	$110,024	$49,411,783

(a) Share Issue Costs relate to costs of issuing common shares of the Company'scontrolled subsidiary, Cougar Energy, Inc.

The following common shares were reserved for issuance:
	Expiry Price ($)	Equivalent Shares Outstanding	Weighted Average Years to Expiry	Option Shares Vested

Stock Options (see summary below)	$ 0.69-$ 2.58	1,796,666	2.71	1,128,337
Warrants (see summary below)	$ 1.50-$ 3.50	4,893,200	1.78	-
Thunder Acquisition (Note 16)		9,000,000		-
Total Shares Reserved		15,689,866		-

Stock Option Plan

The Company has a stock option plan under which it may grant options to its directors, officers, employees and consultants for up to a maximum of 10% of its issued and outstanding common shares at market price at the date of grant for up to a maximum term of five years. Options are exercisable equally over the first three years of the term of the option.

A summary of options granted under the plan is as follows:

	Expiry Date	Number of Options	Weighted Average Exercise Price	Total Exercise Value

Granted to five directors and one officer Oct. 23, 2006	Oct. 23/11	1,280,000	$1.50	$1,920,000
Cancellation of an officer’s option		(280,000)	$1.50	(420,000)
Granted to an employee Dec. 1, 2006	Dec. 1/11	125,000	$1.28	160,000
Granted to an officer Jan. 3, 2007	Jan. 3/12	280,000	$1.29	361,200
Granted to three senior advisors Apr. 2, 2007	Apr. 12/12	300,000	$1.75	525,000
Granted to a consultant Dec. 1, 2007	Dec. 1/12	100,000	$2.58	258,000
Granted to an employee Mar. 24, 2008	Mar. 24/13	25,000	$1.86	46,500
Cancellation of two senior advisors' options		(133,334)	$1.75	(233,333)
Granted to two consultants and two employees Oct. 16, 2008	Oct. 16/11	100,000	$0.69	69,000
Balance March 31, 2009		1,796,666	$1.50	2,686,367

Warrants

During 2006, 2007 and 2008, the Company, as part of certain private placement financings, issued warrants that are exercisable in common shares of the Company. A summary of such outstanding warrants follows:

	Exercise Price	Expiry Date	Equivalent Shares Outstanding	Weighted Average Years to Expiry
Issued June 30, 2006	$2.70-$3.50	June 30/11	1,130,000	2.25
Issued May 10, 2007	$1.50	May 10/09	2,320,400	0.11
Issued October 3, 2007	$3.00	Apr. 3/09	26,800	0.01
Issued October 30, 2007	$2.50	Apr. 30/09	80,000	0.08
Issued October 30, 2007	$3.00	Apr. 30/09	4,000	0.08
Issued November 1, 2007	$2.50	May 1/09	32,000	0.08
Issued June 18, 2008	$3.50	Jun. 18/10	1,300,000	1.20
Balance March 31, 2009			4,893,200	1.01

During the three months ended March 31, 2009, warrants exercisable into 1,229,814 common shares of the Company expired unexercised.

14.  STOCK-BASED COMPENSATION

In accordance with FASB No. 123R, the Company uses the Black-Scholes option pricing method to determine the fair value of each stock option granted and the amount is recognized as additional expense in the statement of operations over the vesting period of the option. The fair value of each option granted has been estimated using the following average assumptions:

	2009	2008
Risk free interest rate	2.96%	2.96-3.05%
Expected holding period	3 years	3 years
Share price volatility	75%	75%
Estimated annual common share dividend	-	-

No options were granted during the three months ended March 31, 2009. The fair value of options granted in 2008 totaled $60,600. The amount of stock-based compensation expense recorded during the three months ended March 31, 2009 is estimated to be $152,047 (December 31, 2008 – $674,226). The unvested value of options expiring during the period was $ nil (December 31, 2008 - $349,127) leaving a balance of the fair value of the options to be expensed in future periods of $422,156 (December 31, 2008 - $574,203) over a vesting period of three years.

15. EARNINGS (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is provided as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008 (Restated – Note 2)

Numerator:
Numerator for basic and diluted loss per share
Net (Loss) Earnings	$(500,535)	$458,843

Denominator:
Denominator for basic loss per share
Weighted average shares outstanding	110,023,998	106,692,498
In the money stock options	-	491,067
In the money warrants	-	875,965
Contingent Thunder shares	2,500,000	4,500,000

Denominator for diluted loss per share
Weighted average shares outstanding	112,523,998	112,559,530

Basic and diluted (loss) earnings per share	$(0.005)	$0.004

Of the contingent shares related to the property acquisition described in note 16, only 2.5 million shares of the 11 million total contingent shares are assumed to be issued for purposes of the diluted loss per share calculations. The 6.5 million shares relating to the significant discovery and production milestones have been excluded because the effect of their inclusion would be anti-dilutive.

16.  COMMITMENTS AND CONTINGENCIES

Thunder Acquisition Commitments

On September 28, 2007 the Company purchased from Thunder River Energy, Inc. (“Thunder”) certain unproved properties in Canada (Exploration License - "EL 413") and the United States (New Mexico) in consideration for cash and common shares of the Company. As part of the transaction, the Company has committed to issue, in the future, up to 9 million additional common shares of the Company upon the achievement of certain milestones in connection with the acquired properties, including 4 million shares to be issued as follows: 1 million shares upon the spudding of a shallow depth well (1,500 meters TD) by June 30, 2010; 1.5 million shares upon the spudding of a medium depth well (2,500 meters TD) before lease expiry in 2009 and 1.5 million shares upon conversion of any part of EL 413 to a Significant Discovery Lease. If, as a result of the Company’s exploration and development activities on the acquired properties, reserves in place exceed 100 million barrels, then, for each excess 10 million barrels in place, 100,000 additional shares could be issued, up to a maximum of 5 million additional shares. The purchase agreement also included a commitment of the Company to issue 2 million shares to Thunder upon the completion of a seismic program on the property by June 30, 2008. Such program was completed and in July, 2008, 2 million shares were issued to Thunder. The Company has negotiated a right to extend the license by paying rentals or performing additional work on the license area.

CREEnergy Alberta Lands Commitment

During 2008, the Company , on behalf of Cougar Energy, Inc., entered into an agreement with CREEnergy Oil & Gas Inc., under the terms of which the Company committed to exclusivity rights payments aggregating Cdn. $1 million of which $525,000 has been paid as at March 31, 2009 (December 31, 2008 - $300,000) and $50,000 subsequent to March 31, 2009.

Vehicle Lease Commitments

As of March 31, 2009 and December 31, 2008, the Company had the following vehicle lease commitments as follows:

	March 31,	December 31,
	2009	2008
Amounts payable in:
2009	$19,575	$26,099
2010	23,856	23,856
2011	3,172	3,172

17.  FINANCIAL INSTRUMENTS

The Company, as part of its operations, carries a number of financial instruments. It is management’s opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments except as otherwise disclosed.

The Company’s financial instruments, including cash and short term deposits, accounts receivable, accounts payable, accrued liabilities and related party note payable are carried at values that approximate their fair values due to their relatively short maturity periods.

18.  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2009, the Company paid $24,107 (March 31, 2008 - $ 29,963), including $8,036 owing as at March 31, 2009 (December 31, 2008 - $ 9,988), to Harbour Oilfield Consulting Ltd., a company owned by the Vice-President Operations of the Company for consulting services rendered by him. Of this amount, $6,910 (March 31, 2008 - $ 13,704) was capitalized to Unproved Oil and Gas Properties and $17,197 (March 31, 2008 - $16,259) was charged to General and Administrative Expense.

During the three months ended March 31, 2009, the Company paid $38,263 (March 31, 2008 - $62,391), including $1,373 owing as at March 31, 2009 (December 31, 2008 - $30,430), to the Chief Financial Officer of the Company for services rendered by him. These amounts were charged to General and Administrative Expense.

These related party transactions were in the normal course of business and agreed to by the related parties and the Company based on negotiations and Board approval and accordingly had been measured at the exchange amounts.

As at March 31, 2009, the Company was indebted to Sicamous Oil & Gas Consultants Ltd., a company controlled by William S. Tighe, CEO,  President and COO of the Company, for a loan payable in the amount of $18,235 (Cdn. $23,000) (December 31, 2008 - $32,841 (Cdn. $40,000). (See Note 8).

As at March 31, 2009 and December 31, 2008, the Company was indebted to Segment Engineering Inc., a company controlled by Greg Juneau, a director of the Company since December, 2008, in the amount of $53,630 (Cdn. $67,644) for rent and other administrative services provided in 2008.

As at March 31, 2009 and December 31, 2008, no other amounts were owing to any related parties.

19.  SEGMENTED INFORMATION

The Company’s geographical segmented information is as follows:

	Three Months Ended March 31, 2009
	U. S.	Canada	Total

Revenue during the Evaluation Period	$-	-	-
Net Loss Before Tax	16,447	488,150	504,597
Capital Assets	11,257,147	25,111,091	36,368,238
Total Assets	11,262,603	25,569,261	36,831,864
Capital Expenditures	6,558	236,335	242,893

	Three Months Ended March 31, 2008
	U. S.	Canada	Total

Revenue during the Evaluation Period	$-	-	-
Net Loss Before Tax (Restated – Note 2)	14,705	452,452	467,157
Capital Assets	8,810,212	23,019,368	31,829,580
Total Assets	9,367,187	27,065,492	36,432,679
Capital Expenditures	1,730,967	5,979,619	7,710,586

20.  CHANGES IN NON-CASH WORKING CAPITAL
	Three Months Ended Mar. 31, 2009	Three Months Ended Mar. 31, 2008	Cumulative Since Inception April 7, 2004 to Mar. 31, 2009

Operating Activities:
Accounts Receivable	$(7,006)	648,919	(70,138)
Prepaid Expenses and Deposits	5,896	(10,457)	(108,863)
Accounts Payable	308,670	21,131	581,432
Accrued Liabilities	(104,485)	(56,129)	18,358
Other	-	-	25,000

Total	$203,075	603,464	445,789

Investing Activities:
The total changes in investing activities non-cash working capital accounts, which is detailed below, pertains to capital asset additions and has been included in that caption in the Statement of Cash Flow:

Accounts Receivable	$(6,293)	185,155	(7,486)
Prepaid Expenses and Deposits	1,344	18,874	20,041
Accounts Payable	(19,022)	(19,253)	651,756
Accrued Liabilities	-	2,252,012	-

Total	$(23,971)	2,436,788	664,311

Financing Activities:
The total changes in financing activities non-cash working capital accounts, which is detailed below, pertains to shares issued and issuable and has been included in that caption in the Statement of Cash Flow:

Accounts Receivable	$(637)	-	(637)
Prepaid Expenses and Deposits	-	-	(10,000)
Accounts Payable	(33,515)	(113,468)	7,536
Accrued Liabilities	5,946	-	5,946
Due to Related Party	(14,606)	-	18,235
Flow-through Share Premium Liability	-	-	1,125,835

Total	$(42,812)	(113,468)	1,146,915

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

The financial information set forth in the following discussion should be read in conjunction with management’s discussion and analysis contained in our 2008 Annual Report on Form 10-K as well as the consolidated financial statements and notes thereto included elsewhere herein.

Plan of Operation

During the quarter ended March 31, 2009, the Company has focused its efforts on financing opportunities and furthering its plans regarding its Lucy, B.C. and Cree Energy rights in Alberta. After financing is in place, which is expected to be during the second quarter of 2009, the Company plans to accelerate the aggressive development of its asset base even further as well as identify additional assets for addition to our overall land base.

The Company expects to finance its future capital expenditure programs with combinations of debt, farmouts, equity financings and some divestitures. The Company has no secured debt at this time. A description of the company’s recent and planned activities for its core properties is included below.

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

In April, 2009, Kodiak, through its private subsidiary, Cougar, entered into a standard farmout and participation agreement with one of its partners. The partner will provide 90% of the funding for the first phase of the “Lucy” Horn River work program. Upon completion of the funding, the partner will have earned an additional 30% working interest in the wells and property. Cougar will maintain operator status and majority ownership of the project with the management of Kodiak/Cougar overseeing the execution of the work program. Upon fulfillment of the funding provisions of the farmout and participation agreement, Cougar’s working interest in the “Lucy” Horn River Basin project will be 50% with the other two partners holding 40% and 10%.

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

Kodiak will initially have the opportunity to select up to approximately two townships (72 sections or 46,000 acres) of mineral rights from the combined Peerless/Trout Lake First Nations identified lands and Alberta Cree Nation identified lands. The leases will be for ten years, paid up with all rights. Kodiak will submit to CREEnergy a development plan for the two selected townships with a goal to begin exploration and development operations on or before November 1, 2009. CREEnergy and Kodiak will discuss terms and conditions for the development of other townships of land on or before May 1, 2010.

Little Chicago – Northwest Territories

The Company is the operator and largest working interest owner of the 201,160 acre Exploration License 413 (“EL 413”) in the Mackenzie River Valley centered along the planned Mackenzie Valley Pipeline.

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

Kodiak is preparing for the previously mentioned drilling program and has commenced work on the necessary permits and applications. The Corporation is working with the Sahtu and the Gwich’in, which are the beneficiaries of the land claims containing the EL 413 license. The Corporation does not believe there will be any difficulty finishing the Access and Benefits Agreement prior to submitting the final applications to the regulators for approval. The Corporation is currently in discussions with other industry partners to share in the costs of the drilling programs, thus reducing risk and capital commitments. Financing plans will be finalized when overall partnerships are established. Kodiak intends on retaining operatorship.

In addition, Kodiak has made application with regulators to extend the EL 413 license and has recently received written notification from Indian and Northern Affairs Canada that a 1 year extension is available. The license extension is subject to certain terms and conditions, which Kodiak is presently reviewing for consideration.

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

Several companies have expressed interest in participating in the New Mexico properties at several levels of involvement. Discussions are currently ongoing with several firms regarding potential opportunities for the project, including integration of the CO2 production into Permian Basin enhanced oil recovery projects.

Montana

During 2006, the Company, under a joint venture farmout agreement, participated in a seismic acquisition program and a two well drilling program to earn a 50% non-operating working interest in the wells and well spacing. This joint venture project provides the company with the right to participate on a 50% basis going forward on this prospect in the Hill County area of Montana. The Operator of the project had 60,000 contiguous undeveloped acres of P&NG rights in the area, as well as some excess capacity in facilities and pipelines. Two wells were drilled in the third quarter of 2006; one is cased for subsequent evaluation of the multiple zones found and one was abandoned. In order to facilitate the efficient exploration of this prospect area, the company has acquired from the original operator a 100% working interest of 12,000 acres of P&NG rights while retaining the right to participate and initiate operations on the remaining approximate 48,000 acres of prospect leases. After an internal geological review of this prospect, and in light of current commodity prices, the Company, in the fourth quarter of 2008, wrote off its drilling costs relative to this project and consideration is being given to the divestiture of the property.

Financial Condition and Changes in Financial Condition
(All dollar values are expressed in United States dollars unless otherwise stated)

The Company’s ability to raise funds has been severely impacted by the global collapse of credit and equity markets. However, the Company is confident that it will be able to obtain financing that will enable it to regain momentum in furthering its exploration and development plans for the second half of 2009.

The Company’s total assets of $36,831,864 as at March 31, 2009 are relatively unchanged from $36,634,932 as at December 31, 2008 and $38,190,768 as at December 31, 2007. Total assets consist of cash and other current assets of $182,515 (December 31, 2008 - $245,562); unproved oil and gas properties and equipment of $36,368,238 (December 31, 2008 - $36,634,932); and other assets of $281,111 (December 31, 2008 - $290,903). Our total current liabilities were $1,283,261 (December 31, 2008 - $1,140,273) and consisted of accounts payable and accrued liabilities relating to general and administrative costs and some capital expenditures incurred. We had long term liabilities of $37,915 (December 31, 2008 - $39,262), and asset retirement obligations of $198,935 (December 31, 2008 - $199,574). Shareholders’ equity amounted to $34,922,355 (December 31, 2008 - $35,792,288), net of an accumulated deficit of $9,210,623 (December 31, 2008 - $8,710,088) and other comprehensive loss consisting mainly of foreign currency translation losses of $5,388,829 (December 31, 2008 - $4,903,762), and minority interest equity of $389,398 (December 31, 2008 - $ nil) relating to the 6.2% interest held by minority shareholders in Cougar.

Overall Operating Results

In the three months ended March 31, 2009 and March 31, 2008, the Company had no income and operating costs of $1,170 (2008 - $274) relating to its Granlea, Alberta property which well watered out in late 2006 and was deemed uneconomic. Except for that small amount of production, the Company remains in the exploratory and development stage.

Net Loss for the three months ended March 31, 2009 totalled $500,535 (2008 - $458,843 as restated) In addition to the operating results noted above, these losses consist of general and administrative expenses of $493,462 (2008 - $512,165), including stock-based compensation expense amounting to $152,047 (2008 - $190,136); depletion, depreciation and accretion of $ 7,788 (2008 - $11,704) and interest of $211 (2008 $ nil).

General and administrative expenses include the cost of employed and consulting personnel and others who provided investor relations services, public company costs for SEC reporting compliance, accounting, audit and legal fees and other general and administrative office expenses. General and administrative expense also includes stock-based compensation relating to the cost of stock options granted to directors, officers, employees and other personnel. General and administrative costs are being minimized during periods of low activity but will be expected to increase in the future as the scope of the company’s activities increase.

Depletion, depreciation and accretion includes the cost of depreciation relating to office furniture and equipment in the three months ended March 31, 2009 and 2008. All of the remaining capitalized costs relate to Canadian and United States unproven properties and have been excluded from depletable cost pools for ceiling test purposes.
Interest income of $56,898 in the three months ended March 31, 2008 was derived from the investment of excess cash balances on a short-term basis. Deferred income tax recovery of $926,000 in the 2008 period represents a deferred tax credit arising from the expenditure of funds during the quarter relating to the premium received on the issue of Canadian flow-through shares in 2007. The Minority interest credit of $4,062 represents the Cougar minority shareholders’ 6.2% share of the net loss for the 2009 first quarter during the portion of the quarter that the minority interests were issued and outstanding.

Capital Expenditures:

Capital Expenditures incurred by the Company during the three months ended March 31, 2009 and 2008 are set out below.

	2009	2008
Land acquisition and carrying costs	$238,877	$605,931
Geological and geophysical	83	4,112,993
Intangible drilling and completion	6,454	2,934,748
Tangible completion and facilities	1,036	56,914

Total Capital Costs Incurred	$246,450	$7,710,586

Land acquisition and carrying costs for the 2009 quarter include exclusivity rights payments in connection with our Cree Energy agreement and other land retention costs while the 2008 quarter costs include New Mexico land acquisitions and other land retention costs.

Geological and geophysical costs include the costs of the seismic programs carried out on the EL 413 Little Chicago, North West Territory and New Mexico projects in 2008.

Intangible drilling and completion costs for 2008 include the Company’s 57% share of the drilling of the second Lucy well in British Columbia and 100% of the three well New Mexico program.

Liquidity and Capital Resources:

Since inception to March 31, 2009, the company’s operations have been financed from the sale of securities and loans from shareholders. The working capital deficiency at March 31, 2009 amounted to $1,100,746 (December 31, 2008 - $894,711). The Company is currently in the final negotiation stages with European financing sources that will, when closed, provide sufficient funds to enable the Company to cover this working capital deficiency and fund additional 2009 activities.

The Corporation currently has no long term debt obligations.

The Company is seeking and is confident it will obtain additional financing, either through debt, equity or a combination thereof to cover the estimated cost of its planned programs for the balance of 2009 and into 2010. In addition, we may require funds for additional acquisitions. In the event that additional capital is raised at some time in the future, existing shareholders will experience dilution of their interest in the Corporation.

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
Internal Control over Financial Reporting

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

As at March 31, 2009 and December 31, 2008, the Company continues to have a material weakness in internal control over financial reporting, relating to the segregation of duties among certain personnel. Management believes that without engaging additional personnel, estimated to cost a minimum of approximately $150,000 per annum, we cannot remedy such material weakness. Management believes such expenditures cannot be justified at this time when the Company is still in the exploratory stage of operations and has no proved reserves, production or cash flow. When sufficient cash flow is being generated, management will review its position. Management believes its controls and procedures related to its financial and corporate information systems are appropriate for a company of its size and mandate and due to its internal expertise, it is not dependent upon the inherent risks in external third party management of such systems.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not presently a party to any litigation.

ITEM 1A. RISK FACTORS

Going Concern Uncertainty

There is uncertainty that the Company will continue as a going concern, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company has not generated positive cash flow since inception and has incurred operating losses and will need additional working capital for its future planned activities. Additional financing will be required by mid 2009. These conditions raise doubt about the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to finance ongoing operations. The Company’s strategy to address this uncertainty includes additional equity and debt financing; however, there are no assurances that any such financings can be obtained on favorable terms, if at all. These financial statements do not reflect the adjustments or reclassification of assets and liabilities that would be necessary if the Company were unable to continue its operations.

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

We Are An Exploration Stage Company Implementing A New Business Plan.

We are an exploration stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the three months ended March 31, 2009 and the years ended December 31, 2008, 2007, 2006 and 2005, we reported losses of $500,535, $2,074,649, $2,571,663 (Restated), 2,867,374 and 1,133,790 respectively. In addition, our consolidated financial statements for the years ended December 31, 2008, 2007, 2006 and 2005 contained a going concern qualification and we cannot give any assurances that we can achieve profits from operations.

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

KODIAK ENERGY, INC. (Registrant)

Dated: May 11, 2009	By:	/s/ William S. Tighe
William S. Tighe
Chief Executive Officer