Form 10-Q
period 2009-06-30
KODIAK ENERGY, INC.
filed 2009-08-10
CIK 1109553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 110,023,998 common shares, $.001 par value, as at August 5, 2009.

KODIAK ENERGY, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KODIAK ENERGY, INC.
Consolidated Balance Sheets
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	June 30	December 31
	2009	2008
	(Unaudited)	(Audited)
Assets

Current Assets:
Cash and Short Term Deposits	$49,287	$75,175
Accounts Receivable (Note 5)	103,911	64,325
Prepaid Expenses and Deposits	90,113	106,062
	243,311	245,562

Other Assets (Note 6)	305,196	290,903

Capital Assets (Note 7):
Unproved Oil & Gas Properties Excluded From Amortization – Based on Full Cost Accounting	25,241,187	36,559,367
Property & Equipment	68,083	75,565
	25,309,270	36,634,932

Total Assets	$25,857,777	$37,171,397

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts Payable	$1,544,379	$984,590
Accrued Liabilities	80,044	122,842
Note Payable to Related Party (Note 8)	-	32,841
Advances (Note 9)	472,890	-
	2,097,313	1,140,273

Long-term Liabilities (Note 10)	41,136	39,262

Asset Retirement Obligations (Note 11)	209,095	199,574

	2,347,544	1,379,109

Commitments and Contingencies (Note 16)

Shareholders' Equity
Share Capital (Note 14):
Authorized 300,000,000 Common Shares Par Value $.001 Each; 10,000,000 Preferred Shares
Issued and Outstanding 110,023,998
Common Shares; Nil Preferred Shares	110,024	110,024
Additional Paid in Capital	49,560,192	49,296,114
Other Comprehensive Loss	(970,304)	(4,903,762)
Deficit Accumulated during the Exploration Stage	(25,590,176)	(8,710,088)
	23,109,736	35,792,288
Minority Interest Equity (Note 13)	400,497	-
Total Shareholders’ Equity	23,510,233	35,792,288

Total Liabilities and Shareholders’ Equity	$25,857,777	$37,171,397

(See accompanying notes to the consolidated financial statements)
Subsequent Events (Note 21)

KODIAK ENERGY, INC.
Unaudited Consolidated Statements of Shareholders’ Equity
Six Months Ended June 30, 2009
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	Number of Common Shares	Amount	Additional Paid in Capital	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Minority Interest	Total Shareholders’ Equity

Balance at December 31, 2008	110,023,998	$110,024	$49,296,114	$(8,710,088)	$(4,903,762)	$-	$35,792,288

Contributions	-	-	-	-	-	416,339	416,339
Net loss	-	-	-	(16,880,088)	-	(15,842)	(16,895,930)
Foreign currency translation	-	-	-	-	3,933,458		3,933,458
Comprehensive gain (loss)	-	-	-	(16,880,088)	3,933,458	(15,842)	(12,962,472)
Common shares issued	-	-	(30,641)	-	-		(30,641)
Stock-based Compensation	-	-	294,719	-	-	-	294,719
Balance at June 30, 2009	110,023,998	$110,024	$49,560,192	$(25,590,176)	$(970,304)	$400,497	$23,510,233

(See accompanying notes to the  consolidated financial statements)

Kodiak Energy Inc.
Unaudited Consolidated Statements of Operations
(Exploration Stage Company Going Concern Uncertainty – Note 1)
					Cumulative
	Three Months	Three Months	Six Months	Six Months	Since Inception
	Ended June 30,	Ended June 30, 2008	Ended June 30,	Ended June 30, 2008	Apr. 7, 2004 to
	2009	(Restated – Note 2)	2009	(Restated – Note 2)	June 30, 2009

INCOME DURING THE EVALUATION PERIOD	$-	$46	$-	$46	$28,424

EXPENSES
Operating	1,002	4,999	2,172	5,273	45,923
General and Administrative	356,427	557,918	849,889	1,070,083	6,927,479
Stock-based Investor Relations	-	-	-	-	337,500
Depletion, Depreciation and Accretion Including Ceiling Test Impairment	16,034,536	13,573	16,042,324	25,277	18,692,518
Write-downs
Interest	93	1,257	304	1,257	904,615
	16,392,058	577,747	16,894,689	1,101,890	26,908,045
Loss Before Other Expenses	(16,392,058)	(577,701)	(16,894,689)	(1,101,844)	(26,879,621)

Other Expenses (Income)
Loss from valuation adjustment	-	-	-	-	25,000
Loss on disposition of assets	-	-	(2,164)	-	(6,309)
Interest Income	725	4,514	923	61,500	179,077
	725	(4,514)	(1,241)	(61,500)	147,768
Net Loss before taxes	(16,391,333)	(573,187)	(16,895,930)	(1,040,344)	(26,731,853)
Deferred Income Taxes (Recovery)	-	(24,000)	-	(950,000)	1,125,835
Net Loss before Minority Interest	(16,391,333)	(549,187)	(16,895,930)	(90,344)	(25,606,018)
Minority Interest	11,780	-	15,842	-	15,842
NET LOSS	$(16,379,553)	$(549,187)	$(16,880,088)	$(90,344)	$(25,590,176)

(See accompanying notes to the consolidated financial statements)
Loss per share data (Note 15)

KODIAK ENERGY, INC.
Unaudited Consolidated Statements of Cash Flows
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative Since Inception April 7, 2004 to June 30, 2009
Operating Activities
Net Loss	$(16,379,553)	$(549,187)	$(16,880,088)	$(90,344)	$(25,590,176)
Adjustments to reconcile net loss to net cash used in operating activities:

Minority Interest	(11,780)	-	(15,842)	-	(15,842)
Depletion, Depreciation and Accretion Including Ceiling Test Impairment Write-downs	16,034,536	13,573	16,042,324	25,277	18,692,518
Non-cash Interest Expense	-	-	-	-	808,811
Stock-Based Investor Relations Expense	-	-	-	-	337,500
Stock-Based Compensation	142,672	165,469	294,719	355,605	1,682,048
Deferred Income Taxes (Recovery)	-	(24,000)	-	(950,000)	(1,125,835)
Loss on disposition of fixed assets	-	-	(2,164)	-	(2,164)
Bad Debts Written Off	-	-	-	-	11,908
Contributions to Capital	-	-	-	-	900
Non-Cash Working Capital Changes (Note 20)	(9,643)	12,873	193,432	616,337	436,146
Net Cash Used In Operating Activities	(223,768)	(381,272)	(367,619)	(43,125)	(4,764,186)

Investment Activities:
Additions To Capital Assets	(124,257)	(5,683,591)	(394,186)	(10,857,261)	(21,285,877)
Additions To Other Assets	(24,085)	(2,981)	(14,293)	13,050	(305,196)
Net Cash Used In Investment Activities	(148,342)	(5,586,572)	(408,479)	(10,844,211)	(21,591,073)

Financing Activities
Shares Issued and Issuable	(19,458)	2,897,184	(98,648)	2,774,122	23,748,664
Proceeds from Note Payable	-	-	-	-	3,300,000
Repayment of Note Payable	-	-	-	-	(732,500)
Advances Received on Financing	472,890	-	472,890	-	472,890
Minority Interest Contribution	22,879	-	416,339	-	416,339
Long term liabilities	3,221	311	1,874	(64,057)	41,136
Net Cash Provided By Financing Activities	479,532	2,897,495	792,455	2,710,065	27,246,529

Foreign Currency Translation	(63,567)	10,408	(42,245)	(68,812)	(841,982)

Net Cash Increase (Decrease)	43,855	(3,059,941)	(25,888)	(8,246,083)	49,287

Cash beginning of period	5,432	3,797,540	75,175	8,983,682	-

Cash end of period	$49,287	$737,599	$49,287	$737,599	$49,287

Cash is comprised of:
Balances with banks	$49,287	$737,599	$49,287	$737,599	$49,287

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008
Stated in US dollars

1.   ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements include the accounts of Kodiak Energy, Inc. and subsidiaries (collectively “Kodiak”, the “Company”, “we”, “us” or “our”) as at June 30, 2009  and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008 and for the cumulative period from April 7, 2004 (inception) until June 30, 2009, and are presented in accordance with generally accepted accounting principles in the United States of America (“U. S. GAAP”).

The Company was incorporated under the laws of the state of Delaware on December 15, 1999 under the name “Island Critical Care, Corp.” with authorized common stock of 50,000,000 shares with a par value of $0.001. On December 30, 2004 the name was changed to “Kodiak Energy, Inc.” and the authorized common stock was increased to 100,000,000 shares with the same par value. On January 17, 2005 the Company affected a reverse split of 100 outstanding shares for one share. These consolidated financial statements have been prepared showing post split shares from inception. The Company was engaged in the development , manufacture and distribution of medical instrumentation and became inactive after the bankruptcy outlined below. During 2006, the Company increased its authorized capital to 300,000,000 common shares and in December, 2008 increased its authorized capital to include 10,000,000 preferred shares.

The Company is in the exploration stage and its efforts have been principally devoted to the raising of capital, organizational infrastructure development, the acquisition of oil and gas properties and the initial stages of exploration to establish reserves for the purpose of future extraction of resources.

The information in these consolidated financial statements should be read in conjunction with the December 31, consolidated financial statements.

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

Going Concern Uncertainty

These consolidated financial statements have been prepared assuming the Company will continue as a going concern, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company has not generated positive cash flow since inception and has incurred operating losses and will need additional working capital for completion of its planned programs. These conditions raise doubt about the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to finance ongoing operations. The management of the Company has developed a strategy to address this uncertainty, including additional equity and/or debt financing; however, there are no assurances that any such financing can be obtained on favorable terms, if at all, or that the Company will generate positive cash flow. These financial statements do not reflect the adjustments or reclassification of assets and liabilities that would be necessary if the Company were unable to continue its operations.

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
On September 28, 2007, October 3, 2007 and October 30, 2007, the Company issued on a Canadian flow-through share basis 2,251,670 common shares of the Company at $3.00 per share or $6,755,010, which amount represented a premium of $.50 per share or $1,125,835 when compared to other non-flow through shares issued at the same time at $2.50 per share. At the time of the transactions, the issues of the flow through common shares were recorded as appropriate credits to par value of common shares and additional paid in capital. Following recent discussions with the Company’s tax consultant, the Company has determined that the $1,125,835 premium on flow-through common shares issued should have, in accordance with US GAAP, been recorded as a liability at the time the shares were issued rather than as additional paid in capital. A $147,000 portion of the premium liability discharged during the period October 1, 2007 to December 31, 2007, when flow-through eligible expenditures amounting to $879,922 were incurred by the Company, was recognized as a reduction of deferred tax expense.

Effects of the restatement by line item follow:

Consolidated  December 31, 2007 Balance Sheet

	As Previously	Impact
	Reported	of Errors	Restated

Cash and Short Term Deposits	$8,983,682	-	$8,983,682
Accounts Receivable	1,214,253	-	1,214,253
Prepaid Expenses and Deposits	90,475	-	90,475
Total current assets	10,288,410	-	10,288,410

Other Assets	359,353	-	359,353

Unproved Oil and Gas Properties	23,967,351	3,500,000	27,467,351
Furniture and Fixtures	75,654	-	75,654
Total Property, Plant and Equipment	24,043,005	3,500,000	27,543,005

Total Assets	$34,690,768	3,500,000	38,190,768

Accounts Payable	$1,547,273	-	1,547,273
Accrued Liabilities	755,282	-	755,282
Premium on Flow-through Shares Issued	-	978,835	978,835
Total current liabilities	2,302,555	978,835	3,281,390

Long Term Liabilities (Note 9)	110,955	-	110,955

Asset Retirement Obligations	151,814	-	151,814

Deferred Income Taxes (Note 11)	57,000	(57,000)	-

Share Capital	106,692	-	106,692
Additional Paid in Capital	39,143,392	2,374,165	41,517,557
Other Comprehensive Loss	(342,201)	-	(342,201)
Deficit Accumulated during the Exploration Stage	(6,839,439)	204,000	(6,635,439)
Total Shareholders’ Equity	32,068,444	2,578,165	34,646,609

Total Liabilities and Shareholders’ Equity	$34,690,768	3,500,000	38,190,768

Consolidated Statement of Operations – Year Ended December 31, 2007

	As Previously Reported	Impact of Errors	As Restated
Income During the Evaluation Period	$225	$-	$225

Expenses:
Operating	20,543	-	20,543
General and Administrative	2,470,230	-	2,470,230
Stock-based Investor Relations	-		-
Depletion, Depreciation and Accretion including Ceiling Test Impairment Writedowns	218,841	-	218,841
Interest	94,083	-	94,083
	2,803,697	-	2,803,697

Loss Before Other Income	2,803,472	-	2,803,472
Interest Income	(84,809)	-	(84,809)

Loss before Income Taxes	$(2,718,663)	$-	$(2,718,663)
Provision (Recovery) of Deferred Taxes	57,000	(204,000)	(147,000)

Net Loss	(2,775,663)	(204,000)	(2,571,663)

Basic and Diluted Loss per Share	$(0.03)	$-	$(0.03)

Consolidated Statement of Shareholders' Equity Period April 7, 2004 (Date of Inception) to December 31, 2007

	Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance December 31, 2007 as Previously Reported	106,692	$39,143,392	$(6,839,439)	$(342,201)	$32,068,444

Impact of Errors	-	2,374,165	204,000	-	2,578,165

Balance December 31, 2007 as Restated	106,692	41,517,560	$(6,635,439)	$(342,201)	$34,646,609

Consolidated Statement of Cash Flow – Year Ended December 31, 2007

	As Previously Reported	Impact of Errors	As Restated
Operating Activities
Net Loss	$(2,775,663)	$204,000	$(2,571,663)
Depletion, Depreciation and Accretion including Ceiling Test Impairment Write-downs	218,841	-	218,841
Stock-Based Compensation	643,994	-	643,994
Provision for Deferred Income Taxes	57,000	(204,000)	(147,000)
Bad Debts Written Off	11,908	-	-
Non-Cash Working Capital Changes	(660,101)	-	(660,101)
Net Cash Used in Operating Activities	(2,504,081)	-	(2,504,081)

Investing Activities
Additions to Capital Assets	(7,508,553)	-	(7,508,553)
Additions to Other Assets	(309,493)	-	(309,493)
Cash Used in Investing Activities	(7,818,046)	-	(7,818,046)

Financing Activities
Shares Issued and Issuable	19,068,495	-	19,068,495
Long Term Liabilities	110,955	-	110,955
Cash Provided by Financing Activities	19,179,450	-	19,179,450

Foreign Currency Translation	(321,987)		(321,987)
Net Cash Increase	8,535,336		8,535,336

Cash Beginning of Year	448,346		448,346

Cash End of Year	$8,983, 682	$-	$8,983,682

Following are the effects by line item that the 2007 restatement had on the June 30, 2008 Balance Sheet and results of operations and cash flow for the Three and Six Months Ended June 30, 2008:

Consolidated  June 30, 2008 Balance Sheet

	As Previously	Impact
	Reported	of Errors	Restated

Cash and Short Term Deposits	$737,599	-	$737,599
Accounts Receivable	1,359,618	-	1,359,618
Prepaid Expenses and Deposits	123,141	-	123,141
Total current assets	2,220,358	-	2,220,358

Other Assets	346,303	-	346,303

Unproved Oil and Gas Properties	33,567,220	3,500,000	37,067,220
Furniture and Fixtures	80,287	-	80,287
Total Property, Plant and Equipment	33,647,507	3,500,000	37,147,507

Total Assets	$36,214,168	3,500,000	39,714,168

Accounts Payable	$1,067,083	-	1,067,083
Accrued Liabilities	446,303	-	446,303
Premium on Flow-through Shares Issued	-	28,835	28,835
Total current liabilities	1,513,386	28,835	1,542,221

Long Term Liabilities (Note 10)	46,898	-	46,898

Asset Retirement Obligations	244,401	-	244,401

Deferred Income Taxes (Note 11)	52,000	(52,000)	-
	1,856,685	(23,165)	1,833,520

Share Capital	108,024	-	108,024
Additional Paid in Capital	42,535,155	2,374,165	44,909,420
Other Comprehensive Loss	(411,013)	-	(411,013)
Deficit Accumulated during the Exploration Stage	(7,874,783)	1,149,000	(6,725,783)
Total Shareholders’ Equity	34,357,483	3,523,165	37,880,648

Total Liabilities and Shareholders’ Equity	$36,214,168	3,500,000	39,714,168)

Consolidated Statement of Shareholders' Equity Period April 7, 2004 (Date of Inception) to June 30, 2008

	Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance June 30, 2008 as Previously Reported	108,024	42,535,255	$(7,874,783)	$(411,013)	$34,357,483

Impact of Errors	-	2,374,165	1,149,000	-	3,523,165

Balance June 30, 2008 as Restated	108,024	44,909,420	$(6,725,783)	$(411,013)	$37,880,648

Consolidated Statement of Operations – Three Months Ended June 30, 2008

	As Previously Reported	Impact of Errors	As Restated
Income During the Evaluation Period	$46	$-	$46

Expenses:
Operating	4,999	-	4,999
General and Administrative	557,918	-	557,918
Depletion, Depreciation and Accretion	13,573	-	13,573
Interest	1,257	-	1,257
	577,747	-	577,747

Loss Before Other Income	(577,701)	-	(577,701)
Interest Income	(4,514)	-	(4,514)
Loss before Taxes	$(573,187)	$-	$(573,187)

Recovery of Deferred Taxes	-	(24,000)	(24,000)
Net Income (Loss)	(573,187)	(24,000)	(549,187)

Basic & Diluted Loss per Share	$(0.01)	$-	$(0.01)

Consolidated Statement of Cash Flow – Three Months Ended June 30, 2008

	As Previously Reported	Impact of Errors	As Restated
Operating Activities
Net Loss	$(573,187)	$(24,000)	$(549,187)
Depletion, Depreciation and Accretion including Ceiling Test Impairment Write-downs	13,573	-	13,573
Stock-Based Compensation	165,469	-	165,469
Deferred Income Tax Recovery	-	(24,000)	(24,000)
Non-Cash Working Capital Changes	12,873	-	12,873
Net Cash Used in Operating Activities	(381,272)	-	381,272

Investing Activities
Additions to Capital Assets	(5,583,591)	-	(5,583,591)
(Increase) Decrease in Other Assets	(2,981)	-	(2,891)
Cash Used in Investing Activities	(5,586,572)	-	(5,586,572)

Financing Activities
Shares Issued and Issuable	2,897,184	-	2,897,184
Long Term Liabilities	311	-	311
Cash Provided by Financing Activities	2,897,495	-	2,897,495

Foreign Currency Translation	10,408	-	10,408
Net Cash Increase	(3,059,941)	-	(3,059,941)

Cash Beginning of Period	3,797,540	-	3,797,540

Cash End of Period	$737,599	$-	$737,599

Consolidated Statement of Operations – Six Months Ended June 30, 2008

	As Previously Reported	Impact of Errors	As Restated
Income During the Evaluation Period	$46	$-	$46

Expenses:
Operating	5,273	-	5,273
General and Administrative	1,070,083	-	1,070,083
Depletion, Depreciation and Accretion	25,277	-	25,277
Interest	1,257	-	1,257
	1,101,890	-	1,101,890

Loss Before Other Income	(1,101,844)	-	(1,101,844)
Interest Income	61,500	-	(61,500)
Loss before Taxes	$(1,040,344)	$-	$(1,040,344)
Recovery of Deferred Taxes	(5,000)	(945,000)	(950,000)
Net Income (Loss)	(1,035,344)	(945,000)	(90,344)

Basic & Diluted Loss per Share	$(0.01)	$-	$(0.00)

Consolidated Statement of Cash Flow – Six Months Ended June 30, 2008

	As Previously Reported	Impact of Errors	As Restated
Operating Activities
Net Loss	$(1,035,344)	$945,000	$(90,344)
Depletion, Depreciation and Accretion including Ceiling Test Impairment Write-downs	25,277	-	25,277
Stock-Based Compensation	355,605	-	355,605
Deferred Income Tax Recovery	(5,000)	(945,000)	(950,000)
Non-Cash Working Capital Changes	616,337	-	616,337
Net Cash Used in Operating Activities	(43,125)	-	(43,125)

Investing Activities
Additions to Capital Assets	(10,857,261)	-	(10,857,261)
Decrease in Other Assets	13,050	-	13,050
Cash Used in Investing Activities	(10,844,211)	-	(10,844,211)

Financing Activities
Shares Issued and Issuable	2,774,122	-	2,774,122
Long Term Liabilities	(64,057)	-	(64,057)
Cash Provided by Financing Activities	2,710,065	-	2,710,065

Foreign Currency Translation	(68,812)		(68,812)
Net Cash Increase	(8,246,083)		(8,246,083)

Cash Beginning of Period	8,983,682		8,983,682

Cash End of Period	$737,599	$-	$737,599

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Kodiak Petroleum ULC, Kodiak Petroleum (Montana), Inc., Kodiak Petroleum (Utah), Inc. and its 93.6% owned subsidiary Cougar Energy, Inc. (formerly 1438821 Alberta Ltd.). In British Columbia, Canada, the Company operates under the assumed name of Kodiak Bear Energy, Inc. All intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash consists of balances with financial institutions.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS No. 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Per Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, under the asset and liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At June 30, 2009, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

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

Stock-Based Compensation

The Company records compensation expense in the consolidated financial statements for share based payments using the fair value method pursuant to Financial Accounting Standards Board Statement (FASB) No. 123R “Accounting for Stock-Based Compensation”. The fair value of share-based compensation to employees and other personnel will be determined using an option pricing model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees are measured based on the fair value of the goods or services received. Stock-based compensation expense is included in general and administrative expense with a corresponding increase to Additional Paid in Capital. Upon the exercise of the stock options, consideration paid together with the previously recognized Additional Paid in Capital is recorded as an increase in share capital.

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

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). This statement requires the recognition of a  noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Changes in a parent’s ownership interest that result in deconsolidation of a subsidiary will result in the recognition of a gain or loss in net income when the subsidiary is deconsolidated. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. For the Company, SFAS No. 160 was effective January 1, 2009. The Company has adopted the presentation and disclosure requirements as recommended.

In September 2008, the EITF reached a consensus for exposure on Issue No. 08-6, “Equity Method Investment Accounting Considerations”. This issue addresses the accounting for equity method investments as a result of the accounting changes prescribed by SFAS 141(R) and SFAS 160. The issue includes clarification on the following: (a) transaction costs should be included in the initial carrying value of the equity method investment, (b) an impairment assessment of an underlying indefinite-life intangible asset of an equity method investment need only be performed as part of any other-than-temporary impairment evaluation of the equity method investment as a whole and does not need to be performed annually, (c) the equity method investee’s issuance of shares should be accounted for as the sale of a proportionate share of the investment, which may result in a gain or loss in income, and (d) a gain or loss should not be recognized when changing the method of accounting for an investment from the equity method to the cost method. For the Company, this issue was effective January 1, 2009. The impact of this issue did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued. Specifically, this standard codifies in authoritative GAAP standards the subsequent event guidance that was previously located in auditing standards. SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009 and is applied prospectively. We have adopted SFAS 165 in this fiscal quarter ending June 30, 2009. The adoption of SFAS 165 did not have a material impact on our financial position, results of operation or cash flows.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”), to establish the codification as the source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. All guidance contained in the codification carries an equal level of authority. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and will not have an effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R). This standard changes the consolidation analysis for variable interest entities. SFAS 167 is effective for fiscal years ending after November 15, 2009. We are currently assessing the impact, if any, that the adoption of SFAS 167 will have on our financial position, results of operations or cash flows.

5.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:
	June 30, 2009	December 31, 2008

Non-operating Partner joint venture accounts	$3,629	$1,193
Government of Canada Goods and Services Tax Claims	13,801	16,733
Administrative Recoveries Receivable	86,481	46,399
	$103,911	$64,325

6.  OTHER ASSETS

Other assets represent long term deposits required by regulatory authorities for environmental obligations relating to well abandonment and site restoration activities.

	June 30, 2009	December 31, 2008

Alberta Energy and Utility Board Drilling Deposit	$77,421	$73,507
British Columbia Oil and Gas Commission Deposit	227,775	217,396

	$305,196	$290,903

7. CAPITAL ASSETS
	Cost	Accumulated Depreciation and Depletion	Net Book Value June 30, 2009

Oil and Gas Properties:

Canada	$29,735,083	$15,771,215	$13,963,868
United States	11,776,186	498,867	11,277,319

Sub-total	41,511,269	16,270,082	25,241,187

Furniture and Fixtures	152,238	84,155	68,083

Total	$41,663,507	$16,354,237	$25,309,270

	Cost	Accumulated Depreciation and Depletion	Net Book Value December 31, 2008

Oil and gas Properties:

Canada	$27,244,206	$1,935,428	$25,308,778
United States	11,749,456	498,867	11,250,589

Sub-total	38,993,662	2,434,295	36,559,367

Furniture and Fixtures	148,025	72,460	75,565

Total	$39,141,687	$2,506,755	$36,634,932

During the six months ended June 30, 2009, the Company has capitalized $92,518 (June 30, 2008 - $ 116,214) of general and administrative personnel costs attributable to acquisition, exploration and development activities.

Unproved Properties

Included in oil and gas properties are the following costs related to Canadian and United States unproved properties, valued at cost, that have been excluded from costs subject to depletion.

	June 30, 2009	December 31, 2008
Canada
Land acquisition and retention	$1,345,155	$16,046,580
Geological and geophysical costs	10,580,753	10,580,753
Exploratory drilling	2,294,163	2,906,031
Tangible equipment and facilities	219,914	219,914
Other	32,507	34,784
Currency revaluation	(508,624)	(4,479,284)
	$13,963,868	$25,308,778

United States
Land acquisition and retention	$8,168,134	$8,158,899
Geological and geophysical costs	941,836	941,836
Exploratory drilling	1,991,841	1,974,346
Tangible equipment and facilities	95,699	95,699
Other	79,809	79,809
	$11,277,319	$11,250,589
	$25,241,187	$36,559,367

In Canada, a stimulation and horizontal drilling program is planned for our British Columbia property during the next year. In the United States, an initial seismic and drilling program has been conducted on our New Mexico property with additional drilling to follow. These planned activities, when completed, will enable the Company to evaluate the economic viability of these properties.

Ceiling Test

The Company has performed ceiling tests for its unproved properties in its Canadian and United States geographical cost centers as at June 30, 2009.  No impairment existed in the United States cost center as at that date. It has been determined that an allowance for impairment is required for its Canadian cost center as at June 30, 2009 with respect to the Company's Little Chicago Exploration License 413 in the N.W.T. of Canada. Due to poor current economic factors regarding exploration and development in that part of Canada, the Company has made a decision not to extend its current exploration license which is due to expire on September 17, 2009. Consequently an allowance for impairment amounting to $16,035,774 has been recorded as a ceiling test write-down in the second quarter of 2009 relating to the Company's cumulative capitalized land costs for the EL 413 property until the license officially expires and the Company determines if any of its partners will continue the project prior to the expiry of the license.

As at December 31, 2008, the carrying value of the Company’s unproved properties in its Canadian and United States cost centers were assessed by management and costs attributable to certain unproved properties were determined to be unsupportable. Consequently, ceiling test impairment write-down as of December 31, 2008 of $284,391 and $498,867 for the Canadian and U.S cost centers, respectively, were recorded and included in depletion, depreciation and accretion for 2008.

8. NOTE PAYABLE TO RELATED PARTY

On November 24, 2008 the Company borrowed Cdn. $40,000 from Sicamous Oil & Gas Consultants Ltd., a company controlled by William S. Tighe, CEO, President and COO of the Company, under the terms of a demand note bearing interest at the Royal Bank of Canada prime rate plus 1% per annum. Following is a summary of transactions regarding this related party indebtedness:

Advance received November, 2008 (Cdn. $40,000)	$37,915
Currency revaluation adjustment December 31, 2008	5,074
Balance December 31, 2008 (Cdn $ 40,000)	32,841
Repayment January, 2009 (Cdn. $20,000)	(15,857)
Advance March, 2009 (Cdn. $3,000)	2,378
Repayment June, 2009 (Cdn. $23,000)	(18,235)
Balance June 30, 2009	$ Nil

9. ADVANCES

On June 17, 2009, the Company announced that Cougar has concluded strategic long term financing arrangements with a Swiss Private Equity Fund  ("the Fund") focused on the Energy Sector  to develop its CREEnergy Joint Venture and other properties located in Western Canada. Key components of the Cougar financing package include:

1. Cdn. $1,500,000 in equity financing via a private placement of Cougar common shares at a price of $1.30 per common share;

2. Arrangement by the fund of a non-dilutive Cdn. $5,000,000 development debt financing;

3. A Cdn. $750,000 payment by the Fund to Cougar to acquire the heavy oilrights on an equal basis with Cougar  plus  a 10% working interest in the conventional oil and gas opportunities when Cougar completes the nomination and leasing of the CREEnergy properties.  The Fund will be responsible for its share of all exploration and development costs following closing.

Kodiak currently owns 94% of Cougar and following  the above financing, if fully drawn, Kodiak will retain 81% of Cougar.

During the six months ended June 30, 2009, the Company received $472,890 (Cdn. $550,000) from the Fund as advances toward their obligations under these arrangements. (See Note 21).

10.  LONG TERM LIABILITIES

As at June 30, 2009, the Company held $41,136 (December 31, 2008 - $39,262) in funds advanced by partners for their share of a drilling deposit required to be lodged by the Company with the British Columbia Oil and Gas Commission (See Note 6) as security for future well abandonment and site restoration activities.

11. ASSET RETIREMENT OBLIGATIONS

Changes in the carrying amounts of the asset retirement obligations associated with the Company’s oil and natural gas properties are as follows:

Asset Retirement Obligations, December 31, 2008	$199,574
Currency Translation Adjustment	5,388
Obligations settled	(2,372)
Accretion	6,505
Asset retirement obligations, June 30, 2009	$209,095

At June 30, 2009, the estimated total undiscounted amount required to settle the asset retirement obligations was $ 406,077 (December 31, 2008 - $302,273). These obligations will be settled at the end of the useful lives of the underlying assets, which currently extends up to 8 years into the future. This amount has been discounted using a credit adjusted risk-free interest rate of 7.5% and a rate of inflation of 2.5%.

12. DEFERRED INCOME TAXES

At June 30, 2009, the Company's deferred tax asset is attributable to its net operating loss carry forward of approximately $3,117,000 (December 31, 2008 - $2,802,000), which will expire if not utilized in the years 2024 to 2029. As reflected below, this benefit has been fully offset by a valuation allowance based on management's determination that it is not more likely than not that some or all of this benefit will be realized.

For the six month periods ended June 30, 2009, June 30, 2008 and for the cumulative period April 7, 2004 (Date of Inception) to June 30, 2009, a reconciliation of income tax benefit at the U.S. federal statutory rate to income tax benefit at the Company's effective tax rates is as follows:

	2009	2008	Cumulative
Income tax benefit at statutory rate	$(6,393,000)	$(235,000)	$10,299,000
Permanent Differences	-	-	(414,000)
State tax benefit, net of federal taxes	-	(17,000)	60,000
Foreign taxes, net of federal benefit	-	-	(2,532,000)
Revision to tax account estimates	-	-	(177,000)
Other	-	-	(2,000)
Change in valuation allowance	(6,393,000)	252,000	(7,234,000)
Deferred tax asset before the following	-	-	-
Deferred tax credit arising from flow-through share premiums	-	(950,000)	(1,125,835)
Deferred tax benefit at effective rate	$-	$(950,000)	$(1,125,835)

Deferred tax assets (liabilities) at June 30, 2009 and December 31, 2008 are comprised of the following:

	2009	2008
Deferred tax assets
Capital assets	$4,221,000	$-
Net operating loss carryover	3,117,000	2,802,000
Other	79,000	75,000
Total deferred tax asset	7,417,000	2,877,000

Deferred tax liabilities
Excess of U.S. tax deductions over book amounts written off	-	345,000

Net deferred tax asset before valuation allowance	7,417,000	2,532,000
Less valuation allowance for net deferred tax asset	(7,417,000)	(2,532,000)

Net deferred tax asset	$-	$-

The change in the valuation allowance of $4,885,000 is net of $1,509,000 relating to currency revaluation adjustments that are included in the Comprehensive Loss in Shareholders' Equity.

13.  SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL

Authorized:
June 30, 2009 and December 31, 2008 – 300,000,000 common shares at $0.001 par value and 10,000,000 preferred shares with no par value.

The following share capital transactions occurred during the periods:

Issued	Number	Par Value	Additional Paid in Capital
Balance December 31, 2008	110,023,998	$110,024	$49,296,114
Share Issue Costs (a)	-	-	(30,641)
Stock-based compensation (Note 14)	-	-	294,719
Balance June 30, 2008	110,023,998	$110,024	$49,560,192

(a)	During the six months ended June 30, 2009, share issue costs were incurred in connection with the issue of shares by the Company’s controlled subsidiary, Cougar Energy, Inc.

The following common shares were reserved for issuance:
	Exercise Price ($)	Equivalent Shares Outstanding	Weighted Average Years to Expiry	Option Shares Vested
Stock Options (see below)	$0.28-$2.74	5,960,000	4.31	995,004
Warrants (see below)	$3.50	2,430,000	1.44	-
Total Shares Reserved		8,390,000		-

Stock Option Plan

The Company has a stock option plan under which it may grant options to its directors, officers, employees and consultants for up to a maximum of 10% of its issued and outstanding common shares at market price at the date of grant for up to a maximum term of five years. Options are exercisable equally over the first three years of the term of the option.

A summary of options granted and outstanding under the plan is as follows:
	Expiry Date	Number of Option Shares	Weighted Average Exercise Price	Total Value

Granted to five directors and one officer Oct. 23, 2006	Oct. 23/11	1,280,000	$1.50	$1,920,000
Cancellation of one officer’s option		(280,000)	$1.50	(420,000)
Granted to an employee Dec. 1, 2006	Dec. 1/11	125,000	$1.28	160,000
Granted to an officer Jan. 3, 2007	Jan. 3/12	280,000	$1.29	361,200
Granted to a consultant Dec. 1, 2007	Dec. 1/12	100,000	$2.58	258,000
Granted to an employee Mar. 24, 2008	Mar. 24/13	25,000	$1.86	46,500
Granted to two consultants and two employees Oct. 16, 2008		100,000	$0.69	69,000
Granted to three directors, two directors/officers, two officers, two employees and two consultants June 24, 2009	Mar 24/14	4,330,000	$0.28	1,212,400
Balance June 30, 2009		5,960,000	$0.61	$3,607,100

Warrants

During 2006, 2007 and 2008, the Company, as part of certain private placement financings, issued warrants that are exercisable in common shares of the Company. A summary of such outstanding warrants follows:
	Exercise Price	Expiry Date	Equivalent Shares Outstanding	Weighted Average Years to Expiry
Issued June 30, 2006	$3.50	Jun. 30/11	1,130,000	2.00
Issued June 18, 2008	$3.50	Jun. 18/10	1,300,000	0.95

Balance June 30, 2009			2,430,000	1.44

During the six months ended June 30, 2009, warrants exercisable into 3,693,014 common shares of the Company expired unexercised.

Minority Interest

Following is a summary of the interest of the minority shareholders of Cougar Energy, Inc., a controlled subsidiary of the Company and in which the Company holds a 93.6% interest as at June 30, 2009.

Private placement investments made by minority interest shareholders of Cougar during the six months ended June 30, 2009	$416,339
Minority interest shareholders' share of loss for six months ended June 30, 2009	(15,842)

Due to minority interests as at June 30, 2009	$400,497

14. STOCK-BASED COMPENSATION

In accordance with FASB No. 123R, the Company uses the Black-Scholes option pricing method to determine the fair value of each stock option granted and the amount is recognized as additional expense in the statement of earnings over the vesting period of the option. The fair value of each option granted has been estimated using the following average assumptions:

	2009	2008

Risk free interest rate	1.89-2.57%	2.96-3.05%
Expected holding period	3-5 years	3 years
Share price volatility	100%	75%
Estimated annual common share dividend	-	-

For options granted during the six months ended June 30, 2009, the fair value totaled $959,807 (December 31, 2008 - $ 60,600). The amount of stock-based compensation expense recorded during the six months ended June 30, 2009 is estimated to be $294,719 (2008 – $355,605). The value of unvested options expiring during the period was $44,636 (December 31, 2008 - $349,127) leaving a balance of the fair value of the options to be expensed in future periods of $1,194,655 (December 31, 2008 - $574,203) over a vesting period of three years.

The risk free rate is based upon Government of Canada Bond rates over the expected holding period.  Share price volatility is based upon management's estimate of future volatility after consideration of the future operations and positioning of the Company and with comparison to other similar companies.  The Company does not expect to be paying our common share dividends during the expected holding period.

15.  NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008 (Restated – Note 2)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008 (Restated – Note 2)

Numerator:
Numerator for basic and diluted loss per share
Net Loss	$(16,379,553)	$(549,187)	$(16,880,088)	$(90,344)

Denominator:
Denominator for basic loss per share
Weighted average shares outstanding	110,023,998	106,856,707	110,023,998	106,774,602
In the money stock options	-	694,273	292	632,344
In the money warrants	-	1,263,272	-	1,136,686
Contingent Thunder shares	-	4,500,000	-	4,500,000

Denominator for diluted loss per share
Weighted average shares outstanding	110,023,998	113,314,252	110,024,290	113,043,633

Basic and diluted loss per share	$(0.15)	$0.00	$(0.15)	$0.00

The contingent shares issuable related to the 2007 property acquisition described in note 16  have been reduced to nil due to the Company’s decision to let the NWT EL 413 Exploration License expire on September 17, 2009.

16. COMMITMENTS AND CONTINGENCIES

Thunder Acquisition Commitments

On September 28, 2007 the Company purchased from Thunder River Energy, Inc. (“Thunder”) certain properties in Canada (Exploration License 413 – “EL 413”) and the United States in consideration for cash and common shares of the Company. As part of the transaction, the Company committed to issue up to 11 million additional common shares of the Company upon the achievement of certain milestones in connection with the acquired properties, including 6 million shares to be issued as follows: 2 million shares upon completion of a 2007/08 seismic program for which such shares were issued in July, 2008; 1 million shares upon the spudding of a shallow depth well (1,500 meters TD) by March 31, 2009; 1.5 million shares upon the spudding of a medium depth well (2,500 meters TD) before license expiry in 2009 and 1.5 million shares upon conversion of any part of EL 413 to a Significant Discovery Lease. A right to extend the license term one year from September 17, 2009 upon the payment of license rentals was obtained. Due to the decline in the economic prospects for the area due to ongoing pipeline delays, commodity prices being significantly below levels required to justify commercial development of proved reserves and the high cost to extend the license term for one additional year with no further extension possible under current licensing terms, the Company has decided not to renew the license and let the current EL 413 expire on September 17, 2009. Consequently the obligation to issue any additional contingent shares will be terminated effective September 17, 2009.

CREEnergy Alberta Lands Commitment

During 2008, the Company, on behalf of Cougar Energy, Inc., entered into an agreement with CREEnergy Oil & Gas Inc., under the terms of which the Company committed to exclusivity rights payments aggregating Cdn. $1 million of which $725,000 has been paid as at June 30, 2009 (December 31, 2008 - $300,000) and $275,000 subsequent to June 30, 2009.

Vehicle Lease Commitments

As of June 30, 2009 and December 31, 2008, the Company had the following vehicle lease commitments as follows:
	June 30,	December 31,
	2009	2008
Amounts payable in:
2009	$13,666	$26,099
2010	24,983	23,856
2011	3,172	3,172

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

18.  RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2009, the Company paid $17,539 (2008 - $Nil) to Sicamous Oil & Gas Consultants Ltd. (“Sicamous”), a company controlled by William S. Tighe, CEO, President and COO of the Company for consulting services rendered by him. Of this amount, $8,769 was payable as at June 30, 2009 (June 30, 2008 - $ Nil). These amounts were charged to General and Administrative Expense.

During the six months ended June 30, 2009, the Company received loans from Sicamous aggregating $36,066 (Cdn. $43,000) for which repayments were made Cdn. $17,831 (Cdn. $20,000) in  March and the balance of $18,235 (Cdn. $23,000) in June. (See Note 8.)

For the six months ended June 30, 2009, the Company paid $24,107 (2008 – $59,685), to Harbour Oilfield Consulting Ltd., a company owned by the Vice-President Operations of the Company for consulting services rendered by him. Of this amount, $6,910 (2008 - $ 26,555) was capitalized to Unproved Oil and Gas Properties and $17,197 (2008 - $33,130) was charged to General and Administrative Expense.

For the six months ended June 30, 2009, the Company paid $58,627 (2008 - $107,467) to the Chief Financial Officer of the Company for services rendered by him. Of this amount, $ 8,885 was payable as at June 30, 2009 (June 30, 2008 - $ Nil). These amounts were charged to General and Administrative Expense.

As at June 30, 2009 and December 31, 2008, the Company was indebted to Segment Engineering Inc., a company controlled by Greg Juneau, a director of the Company since December, 2008, in the amount of $53,630 (Cdn. $67,644) for rent and other administrative services provided in 2008.

These related party transactions were in the normal course of business and agreed to by the related parties and the Company based on negotiations and Board approval and accordingly had been measured at the exchange amounts.

As at June 30, 2009 and December 31, 2008, no other amounts were owing to any related parties.

19.  SEGMENTED INFORMATION

The Company’s geographical segmented information is as follows:

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	U. S.	Canada	Total	U. S.	Canada	Total
Income during the Evaluation Period	$-	-	-	$-	-	-
Net Loss	4,629	16,374,924	16,379,553	21,076	16,859,012	16,880,088
Capital Assets	11,277,319	14,031,951	25,309,270	11,277,319	14,031,951	25,309,270
Total Assets	11,281,042	14,576,735	25,857,777	11,281,042	14,576,735	25,857,777
Capital Expenditures	20,172	464,449	484,620	26,730	706,653	733,383

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	U. S.	Canada	Total	U. S.	Canada	Total
Income during the Evaluation Period	$-	46	46	$-	46	46
Net Income (Loss)	6,134	(555,321)	(549,187)	20,840	(111,184)	(90,344)
Capital Assets	11,645,994	25,501,513	37,147,507	11,645,994	25,501,513	37,147,507
Total Assets	11,666,176	28,047,992	39,714,168	11,666,176	28,047,992	39,714,168
Capital Expenditures	1,435,783	390,806	1,826,589	3,166,750	6,370,425	9,537,175

20. CHANGES IN NON-CASH WORKING CAPITAL

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008 (Restated - Note 2)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008 (Restated - Note 2)	Cumulative Since Inception April 7, 2004 to June 30, 2009

Operating Activities:
Accounts Receivable	$(26,269)	(20,157)	(33,275)	628,762	(96,407)
Prepaid Expenses and Deposits	11,923	(5,396)	17,819	(15,853)	(96,940)
Accounts Payable	(56,984)	33,230	251,686	54,361	524,448
Accrued Liabilities	61,687	5,196	(42,798)	(50,933)	80,045
Other	-	-	-	-	25,000

Total	$(9,643)	12,873	193,432	616,337	436,146

Investing Activities:
The total changes in investing activities non-cash working capital accounts detailed below pertains to capital asset additions and has been included in that caption in the Statement of Cash Flow:

Accounts Receivable	$(18)	(779,282)	(6,311)	(594,127)	(7,504)
Prepaid Expenses and Deposits	(3,214)	(35,687)	(1,870)	(16,813)	16,827
Accounts Payable	362,291	(401,830)	343,269	(421,083)	1,014,047
Accrued Liabilities	-	(2,540,058)	-	(288,046)	-

Total	$359,059	(3,756,857)	335,088	(1,320,069)	1,023,370

Financing Activities:
The total changes in financing activities non-cash working capital accounts detailed below pertains to shares issued and issuable and has been included in that caption in the Statement of Cash Flow:

Accounts Receivable	$637	(180,000)	-	(180,000)	-
Due to Related Parties	(18,235)	-	(32,841)	-	-
Prepaid Expenses and Deposits	(1,651)	-	-	-	(10,000)
Accounts Payable	-	-	(35,166)	(113,468)	5,885
Flow Through Share Premium Liability	-	(24,000)	-	28,835	-
Accrued Liabilities	(5,946)	30,000	-	30,000	-

Total	$(25,195)	(174,000)	(68,007)	(234,633)	4,115

21. SUBSEQUENT EVENTS

Expiry of N.W.T Exploration License 413 ("EL 413"

During the quarter, the Company made the decision not to renew EL 413 upon its license expiry date of September 17, 2009 and will be advising its partners and the appropriate government agencies of that fact. As a result of this decision, an allowance for impairment aggregating $16,035,774 was recorded in the second quarter of 2009 relating to the previously capitalized land acquisition costs of EL 413 included in Canadian Unproved Properties. (See note 7).

CREEnergy Project

On July 14, 2009, the Company announced that Cougar has funded and completed the requirements of the "exclusivity contract" of the CREEnergy Oil and Gas Inc. agreement previously announced on December 1, 2008. Under the terms of the agreement, Cougar has paid exclusivity fees aggregating Cdn. $1,000,000 of which Cdn. $725,000 was paid as at June 30, 2009 and an additional Cdn. $275,000 since that date. The agreement provides for an "exclusivity contract" with CREEnergy for oil and gas properties for up to 15 townships or 345,000 gross acres of mineral rights in north central Alberta, Canada. The initial leases, as outlined in the agreement, are for mineral rights on a total of 46,000 gross acres for a lease term of 10 years. As the project moves forward, additional leases will be identified and added to the joint venture.

Cougar is working with CREEnergy to identify, prioritize and nominate the first mineral rights that will be leased, and finalizing the initial development plans for the fall/winter of 2009, which will include the evaluation of 4 to 6 high priority targets.  The development plans will include the areas to be leased from CREEnergy and the additional mineral rights acquired in the farmin announced on June 9, 2009.

Property Acquisition

On July 20, 2009, the Company announced that its majority controlled subsidiary, Cougar Energy, Inc., has reached an agreement  in principle with a private company to acquire the wells, facilities and production with operations in and adjacent to the CREEnergy project. A formal purchase and sale agreement is being finalized and upon closing of that agreement, the acquisition will add 11 producing wells and 21 low cost workover or recompletion candidates, essential water disposal and production facilities, and associated pipelines. The existing wells and reserves are located in the Trout field and have a reported cumulative production in excess of 6.6 million barrels of light sweet crude oil from the Keg River and Granite Wash formations. Current gross production is approximately 170 barrels of oil per day; a number the Company believes can be significantly increased. These wells previously produced up to an estimated total of 2,450 barrels of oil per day.

Financing Arrangements

Subsequent to June 30, 2009, Cougar has received an additional  Cdn $325,000 in advances towards the financing arrangements described in Note 9.

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

Plan of Operation

During the six months ended June 30, 2009, the Company has focused its efforts on financing opportunities and furthering its plans regarding its Lucy, B.C. and Cree Energy rights in Alberta. After financing is in place, which is expected to be during the second quarter of 2009, the Company plans to accelerate the aggressive development of its asset base even further as well as identify additional assets for addition to our overall land base.

The Company expects to finance its future capital expenditure programs with combinations of debt, farm-outs, equity financings and some divestitures. The Company has no secured debt at this time. A description of the Company’s recent and planned activities for its core properties is included below.

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

·
Second Quarter 2009 and Third Quarter 2009 - Perforate the Muskwa intervals, perform a vertical shale gas fracture treatment, test and evaluate pressures and production and, if economic, equip and tie in well to an existing pipeline approximately 1 Km from the wellhead.

·
First Quarter 2010 and Second Quarter 2010 – Drill and case a 1000 meter horizontal leg from an existing cased vertical well on the lease, perform a horizontal staged fracture treatment, test and evaluate pressures and production and, if economic, equip and tie in well to pipeline.

In April, 2009, Kodiak, through its private subsidiary, Cougar, entered into a standard farmout and participation agreement with one of its partners. The partner will provide 90% of the funding for the first phase of the “Lucy” Horn River work program. Upon completion of the funding, the partner will have earned an additional 30% working interest in the wells and property. Cougar will maintain operator status and majority ownership of the project with the management of Kodiak/Cougar overseeing the execution of the work program. Upon fulfillment of the funding provisions of the farmout and participation agreement, Cougar’s working interest in the “Lucy” Horn River Basin project will be 50%.

As at the time of filing this Form 10-Q, our partner has not completed its financing commitment and this farmout and participation agreement will expire on August 15, 2009.

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

Little Chicago – Northwest Territories

The Company is the operator and largest working interest owner of the 201,160 acre Exploration Licen s e 413 (“EL 413”) in the Mackenzie River Valley centered along the planned Mackenzie Valley Pipeline.

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

The decision to acquire additional seismic and gravity data in the winter of 2007-08 was made to improve the potential to drill both the Devonian Bear Rock and the Basal Cambrian Sand targets f rom a common drilling site. This would substantially lower drilling costs on a per well basis and reduce the overall project risk.

Kodiak has analyzed the 2007-08 seismic data and the various reservoir indicators/lands and identified 11 drill locations . These drill locations have been selected to evaluate three primary target formations on EL 413 including the Devonian Bear Rock Oil Prospect, the Basal Cambrian Sand /Top Precambrian Oil and Gas Prospect and the Canol Oil Prospect . These locations have been further high graded into a two phase drilling program consisting of two wells with a planned total depth of 2400 meters each targeting both the Basal Cambrian/Precambrian and the Bear Rock prospects and a m ulti-well shallow drilling program with a planned total depth of 400m each targeting the Canol prospect. A scouting trip was completed in the third quarter of 2008 which allowed the Corporation to review potential access routes, well sites and camp locations.

The Devonian Bear Rock Prospect (“ Bear Rock” ) is the first described target and is located at a shallow depth of approximately 700 meters (2,300 ft.). This reservoir was previously identified and preliminarily evaluated in the initial Chapman Report prepared in 2005. The expected product from the reservoir is light and medium oil, with no consideration to solution gas.

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

In addition, Kodiak had made application with regulators to extend the EL 413 license and has received written notification from Indian and Northern Affairs Canada that a one year extension is available. The one year license extension is subject to certain terms and conditions.

Upon review of the overall status of all projects in the area, current commodity prices being much below levels required to justify development on this and other projects, continued delay of the Mackenzie Valley Pipeline Project, the risk that any discovered gas reserves would be indefinitely stranded without such development and the terms and conditions of the license renewal, Kodiak has decided not to extend EL 413. We will still retain the confidential proprietary seismic data for future assessment of the "Little Chicago Prospect" and the Company will determine the best way to monetarize that asset through either divestiture and/or possibly renominating  the prospect when  conditions are more appropriate.

Province/Granlea – Southeast Alberta

The Corporation purchased a 50% working interest in two sections (1280 acres gross - 640 net) of P&NG rights at a provincial land sale on September 22, 2005. In 2005, a 2D seismic program was completed on the property and in 2006, a well was drilled and completed; surface facilities were installed and a pipeline tie-in was completed. Production commenced in September, 2006. The well produced for a short period until excess water rates occurred and in October, 2006 the well was shut in. After the well bore was evaluated as having n o current economic production potential, the well was abandoned. An internal geological review of the prospect will be done to determine if any further drilling is warranted.
United States

New Mexico

Through its acquisition of Thunder, the Corporation acquired a 100% interest in 55,000 acres of property located in northeast New Mexico. Additional land acquisitions have increased the Corporation’s land position to approximately 79 ,000 acres. These lands have potential for natural gas and CO2 and oil and helium resources at shallow depths. In 2008, the Corporation purchased 19,000 stations of gravity data and 37 miles of trade seismic data, completed a 35 mile 2D high resolution proprietary seismic program and a three well drilling program.

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

Several companies have expressed interest in participating in the New Mexico properties at several levels of involvement.  Discussions are ongoing with several firms regarding potential opportunities for the project, including integration of the CO2 production into Permian Basin enhanced oil recovery projects and the Company has also entered into farmout negotiations with several companies interested in exploring deeper oil and natural gas prospects on the properties.

Montana

During 2006, the Company, under a joint venture farmout agreement, participated in a seismic acquisition program and a two well drilling program to earn a 50% non-operating working interest in the wells and well spacing. This joint venture project provides the company with the right to participate on a 50% basis going forward on this prospect in the Hill County area of Montana. The Operator of the project had 60,000 contiguous undeveloped acres of P&NG rights in the area, as well as some excess capacity in facilities and pipelines. Two wells were drilled in the third quarter of 2006; one is cased for subsequent evaluation of the multiple zones found and one was abandoned. In order to facilitate the efficient exploration of this prospect area, the company has acquired from the original operator a 100% working interest of 12,000 acres of P&NG rights while retaining the right to participate and initiate operations on the remaining approximate 48,000 acres of prospect leases. After an internal geological review of this prospect, and in light of current commodity prices, the Company, in the fourth quarter of 2008, wrote off its costs relative to this project and subsequently, in 2009, the Company has allowed the acreage to expire.

Financial Condition and Changes in Financial Condition
(All dollar values are expressed in United States dollars unless otherwise stated)

The Company’s ability to raise funds has been severely impacted by the global collapse of credit and equity markets. However, the Company is confident that it will be able to obtain financing that will enable it to regain momentum in furthering its exploration and development plans for the balance of 2009 and for 2010.

The Company’s total assets of $25,309,270 as at June 30, 2009 represent a significant reduction of $11,325,662 from $36,634,932 as at December 31, 2008. This reduction is mainly comprised of a $16,036,000 impairment allowance recorded in the second quarter of 2009 in connection with the Company's Little Chicago Exploration License 413 in N.W.T, Canada offset by capital asset additions of $728,000 and a foreign currency translation gain of $3,976,000 related to its net Canadian assets. Our total assets consist of cash and other current assets of $243,311 (December 31, 2008 - $245,562); unproved oil and gas properties and equipment of $25,309,270 (December 31, 2008 - $36,634,932); and other assets of $305,196 (December 31, 2008 - $290,903). It is estimated by management that unproved property costs aggregating approximately $15,000,000 as at June 30, 2009, will be included in costs subject to depletion by 2011. Our total current liabilities were $2,097,313 (December 31, 2008 - $1,140,273) and consisted of accounts payable and accrued liabilities relating to general and administrative costs and capital expenditures incurred and $472,890 in advances received from European investment fund in anticipation of financing and asset disposition transactions . We had long term liabilities of $41,136 (December 31, 2008 - $39,262) and asset retirement obligations of $209,095 (December 31, 2008 - $199,574). Shareholders’ equity amounted to $23,510,233 (December 31, 2008 - $35,792,288), net of an accumulated deficit of $25,590,176 (December 31, 2008 - $8,710,088) and other comprehensive loss consisting mainly of foreign currency translation losses of $970,804 (December 31, 2008 - $4,903,762), and minority interest equity of $400,497 (December 31, 2008 - $ nil) relating to the 6.4% interest held by minority shareholders in Cougar.

Overall Operating Results

In the six months ended June 30, 2009, the Company had no income (2008 - $46) and operating costs of $2,172 (2008 - $5,273) relating to its Granlea, Alberta property which well watered out in late 2006 and was deemed uneconomic. Except for that incidental production, the Company remains in the exploratory and development stage.

Net Loss for the six months ended June 30, 2009 totalled $16,880,088 (2008 - $90,344 as restated). In addition to the operating results noted above, these losses consist of general and administrative expenses of $849,889 (2008 - $1,070,083), including stock-based compensation expense amounting to $294,719 (2008 - $355,605); depletion, depreciation and accretion of $16,042,324 (2008 - $25,277) including a $16,035,774 allowance for impairment in connection with the Company's canadian unproved properties cost center and interest of $304 (2008 $1,257).

General and administrative expenses include the cost of employed and consulting personnel and others who provided investor relations services, public company costs for SEC reporting compliance, accounting, audit and legal fees and other general and administrative office expenses. General and administrative expense also includes stock-based compensation relating to the cost of stock options granted to directors, officers, employees and other personnel. General and administrative costs are being minimized during periods of low activity but are expected to increase in the future as the scope of the company’s activities increases.

Depletion, depreciation and accretion includes the cost of depreciation relating to office furniture and equipment in the six months ended June 30, 2009 and 2008. The 2009 amount includes a $16,035,774 allowance for impairment in connection with the Company's Little Chicago Exploration License 413 in N.W.T, Canada. Other unproved property costs as at June 30, 2009 of $25,241,187 (December 31, 2008 - $36,559,367) have been excluded from depletable cost pools for ceiling test purposes. See note 7 to the consolidated financial statements.

Interest income of $923 in the six months ended June 30, 2009 (2008 - $61,500) was earned. The 2008 interest was derived from the investment of excess cash balances on a short-term basis. Deferred income tax recovery of $950,000 in the 2008 period represents a deferred tax credit arising from the expenditure of funds during that year relating to the premium received on the issue of Canadian flow-through shares in 2007. The Minority interest credit of $15,842 represents the Cougar minority shareholders’ share of the net loss for the 2009 period during the portion of the year that the minority interests shareholdings were outstanding (6.4% as at June 30, 2009).

Capital Expenditures:

Capital Expenditures incurred by the Company during the six months ended June 30, 2009 and 2008 are set out below.

	2009	2008
Land acquisition and carrying costs	$698,176	$1,172,250
Geological and geophysical	83	4,552,835
Intangible drilling and completion	7,358	3,696,595
Tangible completion and facilities	1,036	115,495

Total Capital Costs Incurred	$733,383	$9,537,175

Land acquisition and carrying costs for the 2009 period include exclusivity rights payments in connection with our Cree Energy agreement and other land retention costs while the 2008 period costs include New Mexico land acquisitions and other land retention costs.

Geological and geophysical costs include the costs of the seismic programs carried out on the EL 413 Little Chicago, North West Territory and New Mexico projects in 2008.

Intangible drilling and completion costs for 2008 include the Company’s 57% share of the drilling of the second Lucy well in British Columbia and 100% of the three well New Mexico program.

Liquidity and Capital Resources:

Since inception to June 30, 2009, the company’s operations have been financed from the sale of securities and loans from shareholders. The working capital deficiency at June 30, 2009 amounted to $1,854,002 (December 31, 2008 - $894,711). The Company is currently in the process of finalizing transactions with a Eoropean investment fund that will, when closed, provide sufficient funds to enable the Company to cover this working capital deficiency and fund additional 2009 activities. The Company is also in the final stages of completing a purchase and sale agreement for cash and debt in its Cougar subsidiary, which, when closed, will result in a significant Canadian property acquisition including production, proved reserves and cash flow. See Subsequent Events note 21 to the consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report. They concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are designed , and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded , processed, summarized and reported within the time periods specified in the rules and forms of the SEC and also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. They also concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequate and effective in ensuring that material information relating to the Company would be made known to them by others within those entities, particularly during the period in which this report was being prepared.Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at that reasonable assurance level. As noted below, the Company continues to have a material weakness in internal control over financial reporting but believes that such weakness does not extend to our disclosure controls and procedures.

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

Remediation of Weakness in Internal Control Over Financial Reporting

The Company will endeavor to engage outside consulting assistance to ensure the proper accounting for non-routine accounting transactions and compliance with US GAAP. Beginning in 2008, the Company has engaged an outside consulting firm to assist in income tax planning and compliance and beginning with our fiscal year ended December 31, 2008, to review our Canadian and U.S. income tax provisions.

As at June 30, 2009 and December 31, 2008, the Company continues to have a material weakness in internal control over financial reporting, relating to the segregation of duties among certain personnel. Management believes that without engaging additional personnel, estimated to cost a minimum of approximately $150,000 per annum, we cannot remedy such material weakness. Management believes such expenditures cannot be justified at this time when the Company is still in the exploratory stage of operations and has no proved reserves, production or cash flow. When sufficient cash flow is being generated, management will review its position. Management believes its controls and procedures related to its financial and corporate information systems are appropriate for a company of its size and mandate and due to its internal expertise, it is not dependent upon the inherent risks in external third party management of such systems.

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

We Are An Exploration Stage Company Implementing A New Business Plan.

We are an exploration stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the six months ended June 30, 2009 and the years ended December 31, 2008, 2007, 2006 and 2005, we reported losses of $16,880,088, $2,074,649, $2,571,663 (Restated), $2,867,374 and $1,133,790 respectively. In addition, our consolidated financial statements for the six months ended June 30, 2009 and the years ended December 31, 2008, 2007, 2006 and 2005 contained a going concern qualification and we cannot give any assurances that we can achieve profits from operations.

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

KODIAK ENERGY, INC.
(Registrant)

Dated: August 10, 2009	By: /s/ William S. Tighe
William S. Tighe
Chief Executive Officer