Form 10-Q
period 2009-09-30
KODIAK ENERGY, INC.
filed 2009-11-09
CIK 1109553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 110,407,186 common shares, $.001 par value, as at November 6, 2009

KODIAK ENERGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KODIAK ENERGY, INC.
Consolidated Balance Sheets
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	September	December
	30, 2009	31, 2008
	(Unaudited)	(Audited)
Assets

Current Assets:
Cash and Short Term Deposits	$5,878	$75,175
Accounts Receivable (Note 5)	408,856	64,325
Prepaid Expenses and Deposits	131,510	106,062
	546,244	245,562

Other Assets (Note 6)	290,197	290,903

Capital Assets (Note 7):
Oil and gas properties - Based on Full Cost Accounting	32,745,658	36,559,367
Property & Equipment	68,471	75,565
	32,814,129	36,634,932

Total Assets	$33,650,570	$37,171,397

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts Payable	$1,485,373	984,590
Accrued Liabilities	67,268	122,842
Loan Payable (Note 8)	1,260,857	-
Current Portion of Long-term Debt (Note 11)	803,213	-
Note Payable to Related Party (Note 9)	-	32,841
Advances (Note 10)	1,030,819	-
	4,647,530	1,140,273

Long-term Liabilities (Note 11)	3,911,293	39,262

Asset Retirement Obligations (Note 12)	1,020,772	199,574

	9,579,595	1,379,109
Commitments and Contingencies (Note 17)
Subsequent events (Note 22)

Shareholders' Equity
Share Capital (Note 14):
Preferred Shares - 10,000,000 authorized; nil issued and outstanding Common Shares - 300,000,000 authorized; 110,407,186 issued and outstanding at September 30,2009 and 110,023,998 at December 31, 2008	110,407	110,024
Additional Paid in Capital	49,939,374	49,296,114
Other Comprehensive Gain (Loss)	237,624	(4,903,762)
Deficit Accumulated during the Exploration Stage	(26,585,756)	(8,710,088)
	23,701,649	35,792,288
Non Controlling Interest Equity (Note 14)	369,326	-
Total Shareholders’ Equity	24,070,975	35,792,288

Total Liabilities and Shareholders’ Equity	$33,650,570	37,171,397

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Unaudited Consolidated Statements of Shareholders’ Equity
Nine Months Ended September 30, 2009
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	Number of Common Shares	Amount	Additional Paid in Capital	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Non Controlling Interest	Total Shareholders’ Equity

Balance at December 31, 2008	110,023,998	$110,024	$49,296,114	$(8,710,088)	$(4,903,762)	$-	$35,792,288

Contributions	-	-	-	-	-	416,192	416,192
Net loss	-	-	-	(17,875,668)	-	(46,866)	(17,922,534)
Foreign currency translation	-	-	-	-	5,141,386		5,141,386
Comprehensive gain (loss)	-	-	-	(17,875,668)	5,141,386	(46,866)	(12,781,148)
Common shares issued	383,188	383	154,574	-	-		154,957
Stock-based Compensation	-	-	488,686	-	-	-	488,686
Balance at September 30, 2009	110,407,186	$110,407	$49,939,374	$(26,585,756)	$237,624	$369,326	$24,070,975

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Unaudited Consolidated Statements of Operations
(Exploration Stage Company Going Concern Uncertainty – Note 1)

					Cumulative
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Since Inception
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	Apr. 7, 2004 to
		(Restated – Note 2)		(Restated – Note 2)	September 30, 2009

INCOME DURING THE EVALUATION PERIOD	$-	$-	$-	$46	$28,424

EXPENSES
Operating	4,621	3,590	6,793	8,863	50,554

General and Administrative	658,871	550,822	1,506,760	1,620,905	7,586,350
Stock-based Investor Relations	-	-	-	-	337,500
Depletion, Depreciation and Accretion Including Ceiling Test Impairment Write-downs	363,156	16,441	16,405,480	41,718	19,055,674
Interest	-	-	304	1,257	904,615
	1,026,648	570,853	17,921,337	1,672,743	27,934,693
Loss Before Other Expenses	(1,026,648)	(570,853)	(17,921,337)	(1,672,697)	(27,906,269)
Other Expenses (Income)
Loss from valuation adjustment	-	-	-	-	(25,000)
Loss on disposition of assets	-	-	(2,164)	-	(6,309)
Interest Income	44	12,239	967	73,739	179,121
	44	(12,239)	(1,197)	(73,749)	147,812
Net Loss before taxes	(1,026,604)	(558,614)	(17,922,534)	(1,598,958)	(27,758,457)
Deferred Income Taxes (Recovery)	-	(28,835)	-	(978,835)	(1,125,835)
Net Loss before Non Controlling Interest	(1,026,604)	(587,449)	(17,922,534)	(620,123)	(26,632,622)
Non Controlling Interest	31,024	-	46,866	-	46,866
NET LOSS	$(995,580)	$(587,449)	$(17,875,668)	$(620,123)	$(26,585,756)

(See accompanying notes to the consolidated financial statements)
Loss per share data (Note 16)

KODIAK ENERGY, INC.
Unaudited Consolidated Statements of Cash Flows
(Exploration Stage Company Going Concern Uncertainty – Note 1)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008 (Restated – Note 2)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008 (Restated – Note 2)	Cumulative Since Inception April 7, 2004 to September 30, 2009
Operating Activities:
Net Loss	$(995,580)	$(587,449)	$(17,875,668)	(620,123)	(26,585,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Non Controlling Interest	(31,024)	-	(46,866)	-	(46,866)
Depletion, Depreciation and Accretion Including Ceiling Test Impairment Write-downs	363,156	16,441	16,405,480	41,718	19,055,674
Non-cash Interest Expense	-	-	-	-	808,811
Stock-Based Investor Relations Expense	-	-	-	-	337,500
Stock-Based Compensation	193,967	152,185	488,686	507,790	1,876,015
Deferred Income Taxes (Recovery)	-	(28,835)	-	(978,835)	(1,125,835)
Loss on disposition of fixed assets	-	-	2,164	-	2,164
Bad Debts Written Off	-	-	-	-	11,908
Contributions to Capital	-	-	-	-	900
Non-Cash Working Capital Changes (Note 21)	(7,060)	219,897	196,015	836,234	438,729
Net Cash Used In Operating Activities	(476,541)	(170,091)	(830,189)	(213,216)	(5,226,756)

Investment Activities:
Additions To Capital Assets	(1,190,292)	(420,613)	(1,584,478)	(11,277,874)	(22,476,169)
Dispositions (Additions) Of Other Assets	14,999	13,878	706	26,928	(290,197)
Net Cash Used In Investment Activities	(1,175,293)	(406,735)	(1,583,772)	(11,250,946)	(22,766,366)

Financing Activities:
Shares Issued and Issuable	(90,109)	(78,726)	(188,757)	2,695,396	23,658,555
Proceeds from Note Payable	-	-	-	-	3,300,000
Repayment of Note Payable	-	-	-	-	(732,500)
Advances Received on Financing	557,929	-	1,030,819	-	1,030,819
Loan Payable	1,260,857	-	1,260,857	-	1,260,857
Non Controlling Interest Contribution	(147)	-	416,192	-	416,192
Long term liabilities	3,528	(1,961)	5,402	(66,018)	44,664
Net Cash Provided By (Used in) Financing Activities	1,732,058	(80,687)	2,524,513	2,629,378	28,978,587

Foreign Currency Translation	(137,604)	25,229	(179,849)	(94,041)	(979,586)

Net Cash Increase (Decrease)	446	(682,742)	(69,297)	(8,928,825)	5,878

Cash beginning of period	5,432	737,599	75,175	8,983,682	-

Cash end of period	$5,878	$54,857	$5,878	$54,857	$5,878

Interest Paid	$-	$-	$304	$1,257	$95,340
Taxes Paid	$-	$-	$-	$-	$-

Cash is comprised of:
Balances with banks	$5,878	$54,857	$5,878	$54,857	$5,878

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2009 and 2008

1.   ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements include the accounts of Kodiak Energy, Inc. and subsidiaries (collectively “Kodiak”, the “Company”, “we”, “us” or “our”) as at September 30, 2009  and December 31, 2008 and for the three and nine month periods ended September 30, 2009 and 2008 and for the cumulative period from April 7, 2004 (inception) until September 30, 2009, and are presented in accordance with generally accepted accounting principles in the United States of America (“U. S. GAAP”).

The Company was incorporated under the laws of the state of Delaware on December 15, 1999 under the name “Island Critical Care, Corp.” with authorized common stock of 50,000,000 shares with a par value of $0.001. On December 30, 2004 the name was changed to “Kodiak Energy, Inc.” and the authorized common stock was increased to 100,000,000 shares with the same par value. On January 17, 2005 the Company affected a reverse split of 100 outstanding shares for one share. These consolidated financial statements have been prepared showing post split shares from inception. The Company was engaged in the development, manufacture and distribution of medical instrumentation and became inactive after the bankruptcy outlined below. During 2006, the Company increased its authorized capital to 300,000,000 common shares and in December, 2008 increased its authorized capital to include 10,000,000 preferred shares.

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

Since the Company emerged from bankruptcy, it has been an exploration stage company and its efforts have been principally devoted to the raising of capital, organizational infrastructure development, the acquisition of oil and gas properties and the initial stages of exploration to establish reserves for the purpose of future extraction of resources.

With the commencement of production from the properties acquired September 30, 2009 and October, 2009, the Company will no longer be an exploration stage company and will begin recognizing revenue and results of operations effective October, 2009.

The information in these consolidated financial statements should be read in conjunction with the December 31, 2008 consolidated financial statements.

Going Concern Uncertainty

These consolidated financial statements have been prepared assuming the Company will continue as a going concern, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. From inception to September 30, 2009, the Company has incurred operating losses and has not generated any positive cash flow. The Company has a current working capital deficiency and will need additional working capital for future development and exploration and to enable it to repay its debt. The Company is currently in the process of arranging certain equity and longer term financing that will reduce its working capital deficiency and provide additional funding of near term development programs that are planned to significantly increase production, revenue and cash flow over the next nine months. It is contemplated that these transactions will completed before yearend. These conditions raise doubt about the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to finance ongoing operations. If successful, management's plans, including additional equity and/or debt financing, will address this uncertainty; however, there are no assurances that any such financing can be obtained on favorable terms, if at all, or that the Company will generate positive cash flow. These financial statements do not reflect the adjustments or reclassification of assets and liabilities that would be necessary if the Company were unable to continue its operations.

2. RESTATEMENT

In March, 2009, we determined that it was necessary to restate our financial statements as at December 31, 2007. The purpose of the restatement was to correct an error in measurement and an error in the application of US GAAP in the course of recording the following 2007 transactions:

Issue of common shares of the Company in consideration for the acquisition of properties.
On September 28, 2007, the Company issued to Thunder River Energy, Inc. (“Thunder”) 7,000,000 common shares of the Company as partial consideration for the acquisition of properties. The shares issued were recorded at a negotiated price per share of $2.00 or $14,000,000. In the course of a review by the Securities and Exchange Commission (“SEC”) of the Company’s Form 10-Q for the Fiscal Quarter Ended September 30, 2007 and Form 10-K for the Fiscal Year Ended December 31, 2007, the SEC questioned the measurement date and the $2.00 per share value at which the transaction was recorded. Following an exchange of correspondence and discussions between the Company and the SEC during 2008 and 2009 regarding this issue, the Company has determined that the acquisition should have been recorded at a value per share of $2.50 or $17,500,000, which represents the fair value of exactly comparable common shares issued at the same $2.50 price per share as a private placement financing for 2,756,000 common shares which closed on September 28, 2007, the same date that the Thunder transaction closed. Management believes that the $2.50 Kodiak share price to be the most reliable measurement for the fair value of the shares issued and that September 28, 2007 to be the appropriate measurement date because that was the date when the parties’ closing conditions were satisfied and Thunder’s (the counterparty’s) performance was complete. The result of the restatement adjustment was an increase of $3,500,000 in the recorded acquisition cost and related issuance of common shares.

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

Effects of the restatement by line item follow:

Consolidated  December 31, 2007 Balance Sheet

	As Previously	Impact
	Reported	of Errors	Restated

Cash and Short Term Deposits	$8,983,682	-	$8,983,682
Accounts Receivable	1,214,253	-	1,214,253
Prepaid Expenses and Deposits	90,475	-	90,475
Total current assets	10,288,410	-	10,288,410

Other Assets	359,353	-	359,353

Unproved Oil and Gas Properties	23,967,351	$3,500,000	27,467,351
Furniture and Fixtures	75,654	-	75,654
Total Property, Plant and Equipment	24,043,005	3,500,000	27,543,005

Total Assets	$34,690,768	$3,500,000	$38,190,768

Accounts Payable	$1,547,273	-	$1,547,273
Accrued Liabilities	755,282	-	755,282
Premium on Flow-through
Shares Issued	-	978,835	978,835
Total current liabilities	2,302,555	978,835	3,281,390

Long Term Liabilities	110,955	-	110,955

Asset Retirement Obligations	151,814	-	151,814

Deferred Income Taxes	57,000	(57,000)	-

Share Capital	106,692	-	106,692
Additional Paid in Capital	39,143,392	2,374,165	41,517,557
Other Comprehensive Loss	(342,201)	-	(342,201)
Deficit Accumulated during the
Exploration Stage	(6,839,439)	204,000	(6,635,439)
Total Shareholders’ Equity	32,068,444	2,578,165	34,646,609

Total Liabilities and Shareholders’ Equity	$34,690,768	$3,500,000	$38,190,768

Consolidated Statement of Operations – Year Ended December 31, 2007

	As Previously Reported	Impact of Errors	As Restated
Income During the Evaluation Period	$225	$-	$225

Expenses:
Operating	20,543	-	20,543
General and Administrative	2,470,230	-	2,470,230
Stock-based Investor Relations	-		-
Depletion, Depreciation and Accretion including Ceiling Test Impairment Writedowns	218,841	-	218,841
Interest	94,083	-	94,083
	2,803,697	-	2,803,697

Loss Before Other Income	2,803,472	-	2,803,472

Interest Income	(84,809)	-	(84,809)

Loss before Income Taxes	(2,718,663)	-	(2,718,663)

Provision (Recovery) of Deferred Taxes	57,000	(204,000)	(147,000)

Net Loss	$(2,775,663)	$(204,000)	$(2,571,663)

Basic and Diluted Loss per Share	$(0.03)	-	$(0.03)

Consolidated Statement of Shareholders' Equity Period April 7, 2004 (Date of Inception) to December 31, 2007

	Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

Balance December 31, 2007 as Previously Reported	106,692	$39,143,392	$(6,839,439)	$(342,201)	$32,068,444

Impact of Errors	-	2,374,165	204,000	-	2,578,165

Balance December 31, 2007 as Restated	106,692	$41,517,560	$(6,635,439)	$(342,201)	$34,646,609

Consolidated Statement of Cash Flow – Year Ended December 31, 2007

	As Previously Reported	Impact of Errors	As Restated
Operating Activities
Net Loss	$(2,775,663)	$204,000	$(2,571,663)
Depletion, Depreciation and Accretion including Ceiling Test Impairment Write-downs	218,841	-	218,841
Stock-Based Compensation	643,994	-	643,994
Provision for Deferred Income Taxes	57,000	(204,000)	(147,000)
Bad Debts Written Off	11,908	-	-
Non-Cash Working Capital Changes	(660,101)	-	(660,101)
Net Cash Used in Operating Activities	(2,504,081)	-	(2,504,081)

Investing Activities
Additions to Capital Assets	(7,508,553)	-	(7,508,553)
Additions to Other Assets	(309,493)	-	(309,493)
Cash Used in Investing Activities	(7,818,046)	-	(7,818,046)

Financing Activities
Shares Issued and Issuable	19,068,495	-	19,068,495
Long Term Liabilities	110,955	-	110,955
Cash Provided by Financing Activities	19,179,450	-	19,179,450

Foreign Currency Translation	(321,987)		(321,987)
Net Cash Increase	8,535,336		8,535,336

Cash Beginning of Year	448,346		448,346

Cash End of Year	$8,983, 682	$-	$8,983,682

Following are the effects by line item that the 2007 restatement had on the September 30, 2008 Balance Sheet and results of operations and cash flow for the Three and Nine Months Ended September 30, 2008:

Consolidated  September 30, 2008 Balance Sheet

	As Previously	Impact
	Reported	of Errors	Restated

Cash and Short Term Deposits	$54,857	-	$54,857
Accounts Receivable	1,010,428 -	1,010,428
Prepaid Expenses and Deposits	91,897	-	91,897
Total current assets	1,157,182	-	1,157,182

Other Assets	332,425	-	332,425

Unproved Oil and Gas Properties	38,267,882	$3,500,000	41,767,882
Furniture and Fixtures	80,392	-	80,392
Total Property, Plant and Equipment	38,348,274	3,500,000	41,848,274

Total Assets	$39,837,881	$3,500,000	$43,337,881

Accounts Payable	$1,391,054	-	$1,391,054
Accrued Liabilities	142,027	-	142,027
Total current liabilities	1,533,081	-	1,533,081

Long Term Liabilities	44,397	-	44,397

Asset Retirement Obligations	210,764	-	210,764

Deferred Income Taxes	52,000	$(52,000)	-
	1,840,782	(52,000)	1,788,782

Share Capital	110,024	-	110,024
Additional Paid in Capital	46,756,714	2,374,165	49,130,879
Other Comprehensive Loss	(436,242)	-	(436,242)
Deficit Accumulated during the Exploration Stage	(8,433,397)	1,177,835	(7,255,562)
Total Shareholders’ Equity	37,997,099	3,552,000	41,549,099

Total Liabilities and Shareholders’ Equity	$39,837,881	$3,500,000	$43,337,881

Consolidated Statement of Shareholders' Equity Period April 7, 2004 (Date of Inception) to September 30, 2008

	Par Value	Additional Paid in Capital	DeficitAccumulated during the Development Stage	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance September 30, 2008 as Previously Reported	110,024	$46,756,714	$(8,433,397)	$(436,242)	$37,997,099

Impact of Errors	-	2,374,165	1,177,835	-	3,552,000

Balance June 30, 2008 as Restated	110,024	$49,130,879	$(7,255,562)	$(436,242)	$41,549,099

Consolidated Statement of Operations – Three Months Ended September 30, 2008

	As Previously Reported	Impact of Errors	As Restated
Income During the Evaluation Period	-	-	-

Expenses:
Operating	$3,590	-	$3,590
General and Administrative	550,822	-	550,822
Depletion, Depreciation and Accretion	16,441	-	16,441
Interest	-	-	-
	570,853	-	570,853
Loss Before Other Income	(570,853)	-	(570,853)
Interest Income	(12,239)	-	(12,239)
Loss before Taxes	(558,614)	-	(558,614)
Recovery of Deferred Taxes	-	$(28,835)	(28,835)
Net Income (Loss)	$(558,614)	$(28,835)	$(587,449)

Basic & Diluted Loss per Share	$(0.01)	$-	$(0.01)

Consolidated Statement of Cash Flow – Three Months Ended September 30, 2008

	As Previously Reported	Impact of Errors	As Restated
Operating Activities
Net Loss	$(558,614)	$(28,835)	$(587,449)
Depletion, Depreciation and Accretion including Ceiling Test Impairment Write-downs	16,441	-	16,441
Stock-Based Compensation	152,185	-	152,185
Deferred Income Tax Recovery	-	28,835	28,835
Non-Cash Working Capital Changes	219,897	-	219,897
Net Cash Used in Operating Activities	(170,091)	-	(170,091)

Investing Activities
Additions to Capital Assets	(420,613)	-	(420,613)
(Increase) Decrease in Other Assets	13,878	-	13,878
Cash Used in Investing Activities	(406,735)	-	(406,735)

Financing Activities
Shares Issued and Issuable	(78,726)	-	(78,726)
Long Term Liabilities	(1,961)	-	(1,961)
Cash Provided by Financing Activities	(80,687)	-	(80,687)

Foreign Currency Translation	25,229	-	25,229
Net Cash Increase	(682,742)	-	(682,742)

Cash Beginning of Period	737,599	-	737,599

Cash End of Period	$54,857	$-	$54,857

Consolidated Statement of Operations – Nine Months Ended September 30, 2008

	As Previously Reported	Impact of Errors	As Restated
Income During the Evaluation Period	$46	-	$46

Expenses:
Operating	8,863	-	8,863
General and Administrative	1,620,905	-	1,620,905
Depletion, Depreciation and Accretion	41,718	-	41,718
Interest	1,257	-	1,257
	1,672,743	-	1,672,743
Loss Before Other Income	(1,672,697)	-	(1,672,697)
Interest Income	73,739	-	(73,739)
Loss before Taxes	(1,598,958)	-	(1,598,958)
Recovery of Deferred Taxes	(5,000)	$(973,835)	(978,835)
Net Income (Loss)	$(1,593,958)	$(973,835)	$(620,123)

Basic & Diluted Loss per Share	$(0.01)	$-	$(0.00)

Consolidated Statement of Cash Flow – Nine Months Ended September 30, 2008

	As Previously Reported	Impact of Errors	As Restated
Operating Activities
Net Loss	$(1,593,958)	$973,835	$(620,123)
Depletion, Depreciation and Accretion including Ceiling Test Impairment Write-downs	41,718	-	41,718
Stock-Based Compensation	507,790	-	507,790
Deferred Income Tax Recovery	(5,000)	(973,835)	(978,835)
Non-Cash Working Capital Changes	836,234	-	836,234
Net Cash Used in Operating Activities	(213,216)	-	(213,216)

Investing Activities
Additions to Capital Assets	(11,277,874)	-	(11,277,874)
Decrease in Other Assets	26,928	-	26,928
Cash Used in Investing Activities	(11,250,946)	-	(11,250,946)

Financing Activities
Shares Issued and Issuable	2,695,396	-	2,695,396
Long Term Liabilities	(66,018)	-	(66,018)
Cash Provided by Financing Activities	2,629,378	-	2,629,378

Foreign Currency Translation	(94,041)		(94,041)
Net Cash Increase	(8,928,825)		(8,928,825)

Cash Beginning of Period	8,983,682		8,983,682

Cash End of Period	$54,857	$-	$54,857

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for valuation of deferred tax assets. Accounts receivable are stated after evaluation as to their collectability and an appropriate allowance for doubtful accounts is provided where considered necessary. The provision for asset retirement obligation, depletion, as well as management’s impairment assessment on its oil and gas properties and other long lived assets are based on estimates and by their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in these estimates, in future periods, could be significant. These estimates and assumptions are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The current economic environment has increased the degree of uncertainty in these estimates and assumptions.

Joint Venture Operations

In instances where the Company’s oil and gas activities are conducted jointly with others, the Company’s accounts reflect only its proportionate interest in such activities.

Cash and Short Term Deposits

Cash and short term deposits consists of balances with financial institutions and investments in money market instruments, which have terms to maturity of three months or less at time of purchase.

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

An impairment loss is recognized in net earnings if the carrying amount of a cost center exceeds the “cost center ceiling”. The carrying amount of the cost center includes the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes. The cost center ceiling is the present value of the estimated future net cash flows from proved oil and natural gas reserves discounted at ten percent (net of related tax effects) plus the lower of cost or fair value of unproved properties included in the costs being amortized (and/or the costs of unproved properties that have been subject to a separate impairment test and contain no probable reserves).

Costs of acquiring and evaluating unproved properties and major development projects are initially excluded from the depletion and depreciation calculation until it is determined whether or not proved reserves can be assigned to such properties. Costs of unproved properties and major development projects are transferred to depletable costs based on the percentage of reserves assigned to each project over the expected total reserves when the project was initiated. These costs are assessed periodically using a separate test to ascertain whether impairment has occurred.

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

Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. To date, the Company has not recognized any environmental obligations as production has been insignificant and we have not actively produced since October 2006.

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740 "Income Taxes". Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Per FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, under the asset and liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At September 30, 2009, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

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

Stock-Based Compensation

The Company records compensation expense in the consolidated financial statements for share based payments using the fair value method pursuant to FASB ASC 718 "Stock Compensation". The fair value of share-based compensation to employees and other personnel will be determined using an option pricing model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees are measured based on the fair value of the goods or services received. Stock-based compensation expense is included in general and administrative expense with a corresponding increase to Additional Paid in Capital. Upon the exercise of the stock options, consideration paid together with the previously recognized Additional Paid in Capital is recorded as an increase in share capital.

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

Revenue Recognition

Revenues from the sale of petroleum and natural gas are recorded when deliverability occurs and title passes from the Company to its petroleum and/or natural gas purchaser under documented business arrangements at fixed or determinable prices and collectability is reasonably assured. The Company acquired proved reserves as of September 30, 2009 and will begin recognizing revenues from those properties as at October 1, 2009.

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

In May 2009, the FASB issued SFAS 165, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued. Specifically, this standard codifies in authoritative GAAP standards the subsequent event guidance that was previously located in auditing standards. SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009 and is applied prospectively. We have adopted SFAS 165 in the fiscal quarter ending June 30, 2009. The adoption of SFAS 165 did not have a material impact on our financial position, results of operation or cash flows.

The following new accounting standards have been issued, but have not yet been adopted by the Company:

On December 31, 2008, the SEC adopted a final rule that amends its oil and gas reporting requirements. The revised rules change the way oil and gas companies report their reserves in the financial statements. The rules are intended to reflect changes in the oil and gas industry since the original disclosures were adopted in 1978. Definitions were updated to be consistent with Petroleum Resource Management System (PRMS). Other key revisions include a change in pricing used to prepare reserve estimates, the inclusion of non-traditional resources in reserves, the allowance for use of new technologies in determining reserves, optional disclosure of probable and possible reserves and significant new disclosures. The revised rules will be effective for our annual report on Form 10-K for the fiscal year ending December 31, 2009. The SEC is precluding application of the new rules in quarterly reports prior to the first annual report in which the revised disclosures are required and early adoption is not permitted. We are currently evaluating the effect the new rules will have on our financial reporting and anticipate that the following rule changes could have a significant impact on our results of operations as follows:

• The price used in calculating reserves will change from a single-day closing price measured on the last day of the Company’s fiscal year to a 12-month average price, and will affect our ceiling test calculations.

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

5.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:
	September	December
	30, 2009	31, 2008

Non-operating partner joint venture accounts	$4,113	$1,193
Government of Canada Goods and Services Tax Claims	55,052	16,733
Administrative Recoveries Receivable	79,870	46,399
Amount due from Ionic Capital Corp. (Notes 8 and 22)	269,821	-
	$408,856	$64,325

6.  OTHER ASSETS

Other assets represent long term deposits required by regulatory authorities for environmental obligations relating to well abandonment and site restoration activities.

	September	December
	30, 2009	31, 2008

Alberta Energy and Utility Board Drilling Deposit	$42,893	$73,507
British Columbia Oil and Gas Commission Deposit	247,304	217,396

	$290,197	$290,903

7.  CAPITAL ASSETS

	Cost	Accumulated Depreciation and Depletion	Net Book Value September 30, 2009

Oil and Gas Properties:

Canada	$38,853,964	$17,381,713	$21,472,251
United States	11,772,274	498,867	11,273,407

Sub-total	50,626,238	17,880,580	32,745,658

Furniture and Fixtures	164,409	95,938	68,471

Total	$50,790,647	$17,976,518	$32,814,129

	Cost	Accumulated Depreciation and Depletion	Net Book Value December 31, 2008

Oil and gas Properties:

Canada	$27,244,206	$1,935,428	$25,308,778
United States	11,749,456	498,867	11,250,589

Sub-total	38,993,662	2,434,295	36,559,367

Furniture and Fixtures	148,025	72,460	75,565

Total	$39,141,687	$2,506,755	$36,634,932

During the nine months ended September 30, 2009, the Company has capitalized $144,841 (September 30, 2008 - $ 267,030) of general and administrative personnel costs attributable to acquisition, exploration and development activities.

Property Acquisition

On September 30, 2009, Cougar acquired from an unrelated private company certain wells, facilities and producing operations in and adjacent to the CREEnergy Project in Alberta, Canada. The purchase price of the acquisition was $5,604,000 of which $934,000 was paid at closing. The non-interest bearing balance of $4,670,000 is payable in accordance with the terms set out in Note 11 Long-term Liabilities.

The cost of the acquisition is comprised of the following:

Land and producing properties	$4,483,200
Geophysical seismic data	233,500
Tangible Facilities	887,300
5,604,000
Asset retirement obligations acquired	798,077
$4,805,923

Full Cost Accounting Ceiling Test on Canadian Proved Oil and Gas Properties

At September 30, 2009, a ceiling test was performed on the company's newly acquired Canadian cost center properties subject to depletion in which the net present value of future cash flows from the properties discounted at 10% and using period end pricing was compared to the carrying cost of the properties. Costs of unproved properties aggregating $14,492,857 has been excluded from costs subject to depletion. This test disclosed that the carrying costs of the Company's depletable Canadian properties exceeded their net present value by $354,286 and consequently a ceiling test write-down of that amount has been recorded in the third quarter. This shortfall resulted from the inclusion in the recognized cost of the acquired properties of $711,290 attributable to a premium paid for the properties in consideration for the vendor carrying $4,669,842 as non-interest bearing debt repayable as set out in Note 11.

Unproved Properties

Included in oil and gas properties are the following costs related to Canadian and United States unproved properties, valued at cost, that have been excluded from costs subject to depletion.

	September	December
	30, 2009	31, 2008
Canada
Land acquisition and retention	$1,351,563	$16,046,580
Geological and geophysical costs	10,531,403	10,580,753
Exploratory drilling	2,292,111	2,906,031
Tangible equipment and facilities	53,970	219,914
Other	98,755	34,784
Currency revaluation	165,055	(4,479,284)
	$14,492,857	$25,308,778

United States
Land acquisition and retention	$8,168,134	$8,158,899
Geological and geophysical costs	937,924	941,836
Exploratory drilling	1,991,841	1,974,346
Tangible equipment and facilities	95,699	95,699
Other	79,809	79,809
	$11,273,407	$11,250,589

	$25,766,264	$36,559,367

In Canada, a stimulation and horizontal drilling program is planned for our British Columbia property during the next year. In the United States, an initial seismic and drilling program has been conducted on our New Mexico property with additional drilling to follow. These planned activities, when completed, will enable the Company to evaluate the economic viability of these properties.

Unproved Properties Impairment Test

The Company has performed impairment tests for its unproved properties in its Canadian and United States geographical cost centers as at September 30, 2009.  No impairment existed in its cost centers as at that date. In the second quarter of 2009, it was determined that, due to poor current economic factors regarding exploration and development in that part of Canada, an allowance for impairment was required for its Canadian cost center with respect to the Company's Little Chicago EL413 Exploration License in the N.W.T. of Canada. Consequently an allowance for impairment amounting to $16,035,774 was recorded in the second quarter of 2009 relating to the Company's cumulative capitalized land costs for the EL 413.

As at December 31, 2008, the carrying value of the Company’s unproved properties in its Canadian and United States cost centers were assessed by management and costs attributable to certain unproved properties were determined to be unsupportable. Consequently, impairment write-down as of December 31, 2008 of $284,391 and $498,867 for the Canadian and U.S cost centers, respectively, were recorded and included in depletion, depreciation and accretion for 2008.

8. LOAN PAYABLE

On September 30, 2009, the Company entered into a loan agreement with Ionic Capital Corp. ("Ionic"), under the terms of which Ionic loaned $1,260,857 to the Company to enable it to close the property acquisition described in Note 7. As at September 30, 2009, $991,036 had been received and the remaining $269,821 was recorded in accounts receivable (See Note 5). The Ionic indebtedness bears interest at the rate of 12% per annum payable monthly in arrears and is repayable at any time up to but no later than June 30, 2010. As additional financing consideration for the loan, the Company agreed to issue common shares of the Company based on the 10% discount to the closing trading price on September 27, 2009 that equated to 12% of the principal amount of the financing or $151,303. The 383,188 common shares of the Company that were issued to satisfy that obligation were recorded at a value of $187,762 based on the closing market price of the Company’s common shares on September 30, 2009. ((See Note 14 (b)).

9. NOTE PAYABLE TO RELATED PARTY

On November 24, 2008 the Company borrowed Cdn. $37,915 from Sicamous Oil & Gas Consultants Ltd., a company controlled by William S. Tighe, CEO, President and COO of the Company, under the terms of a demand note bearing interest at the Royal Bank of Canada prime rate plus 1% per annum. Following is a summary of transactions regarding this related party indebtedness:

Advance received November, 2008	$37,915
Currency revaluation adjustment December 31, 2008	(5,074)
Balance December 31, 2008	32,841
Repayment January, 2009	(15,857)
Advance March, 2009	2,378
Repayment June, 2009	(19,362)
Balance at September 30, 2009	$ Nil

10. ADVANCES

On June 17, 2009, the Company announced that Cougar had concluded strategic long term financing arrangements with a Swiss Private Equity Fund  ("the Fund") focused on the Energy Sector to develop its CREEnergy Joint Venture and other properties located in Western Canada. Key components of the Cougar financing package include:

1. Cdn. $1,400,000 in equity financing via a private placement of Cougar common shares at a price of $1.21 per common share;

2. Arrangement by the fund of a non-dilutive $4,670,000 development debt financing;

3. A $700,000 payment by the fund to Cougar to acquire the heavy oil rights on an equal basis with Cougar plus a 10% working interest in the conventional oil and gas opportunities when Cougar completes the nomination and leasing of the CREEnergy properties.  The Fund will be responsible for its share of all exploration and development costs following closing.

Negotiations are still being conducted to finalize these financing arrangements and it is anticipated that final agreement will be reached during the fourth quarter of 2009. If the proposed financing is fully drawn, Kodiak’s current 93.6% interest in Cougar will be reduced to approximately 81%.

During the nine months ended September 30, 2009, the Company received $1,030,819 from the Fund as advances toward their obligations under these arrangements. (See Note 22).

11.  LONG TERM LIABILITIES

The Company has the following long-term liabilities:
	September	December
	30, 2009	31, 2008
Amount due to vendor of acquired properties (See Note 7)
Present Value of Total Amount Due	$3,958,552	-
Amount of Discount to be accreted in the future (at 7.5% annually - .0625% per month)	711,290	-
Total Amount Due	$4,669,842	-
Current portion	803,213	-
Long-term portion	3,866,629	-

Funds advanced by partners for their share of a drilling deposit required to be lodged by the Company with the British Columbia Oil and Gas Commission (See Note 6) as security for future well abandonment and site restoration activities	44,664	39,262

Total	$3,911,293	39,262

The total amount due to the vendor of the acquired properties is payable in accordance with the following schedule:

Due January 1, 2010	$280,200
Due in 2010 in 11 monthly instalments	719,180
Due in 2011 in 12 monthly instalments	952,680
Due in 2012 in 12 monthly instalments	1,120,800
Due in 2013 in 12 monthly instalments	1,288,920
Due in 2014 in 2 monthly instalments	242,840
Due March 1, 2014	65,222
$4,669,842

Cougar has the right to prepay the outstanding indebtedness in full, without penalty, semi-annually commencing March 31, 2010 at a proportionate discount to the original purchase price. The indebtedness is secured by a debenture covering a fixed and floating charge over Cougar's interest in the acquired properties. Kodiak has guaranteed Cougar's performance under the indebtedness agreements.

12. ASSET RETIREMENT OBLIGATIONS

Changes in the carrying amounts of the asset retirement obligations associated with the Company’s oil and natural gas properties are as follows:

Asset Retirement Obligations, December 31, 2008	$199,574
Currency Translation Adjustment	15,527
Obligations acquired (Note 7)	798,077
Obligations settled	(2,372)
Accretion	9,966
Asset retirement obligations, September 30, 2009	$1,020,772

At September 30, 2009, the estimated total undiscounted amount required to settle the asset retirement obligations was $ 2,386,969 (December 31, 2008 - $302,273). These obligations will be settled at the end of the useful lives of the underlying assets, which currently extends up to 8 years into the future. This amount has been discounted using a credit adjusted risk-free interest rate of 7.5% and a rate of inflation of 2.5%.

13. DEFERRED INCOME TAXES

At September 30, 2009, the Company's deferred tax asset attributable to its net operating loss carry forward is approximately $3,357,000 (December 31, 2008 - $2,802,000) and will expire if not utilized in the years 2024 to 2029. As reflected below, this benefit has been fully offset by a valuation allowance based on management's determination that it is not more likely than not that some or all of this benefit will be realized.

For the nine month periods ended September 30, 2009 and 2008 and for the cumulative period April 7, 2004 (Date of Inception) to September 30, 2009, a reconciliation of income tax benefit at the U.S. federal statutory rate to income tax benefit at the Company's effective tax rates is as follows:

	2009	2008 (Restated – Note 2)	Cumulative
Income tax benefit at statutory rate	$(6,768,000)	$534,000	$(2,861,000)
Permanent Differences	-	-	(414,000)
State tax benefit, net of federal taxes	-	217,000	60,000
Foreign taxes, net of federal benefit	-	-	(2,532,000)
Revision to tax account estimates	-	-	(177,000)
Other	(5,000)	-	(7,000)
Change in valuation allowance	6,773,000	(751,000)	5,931,000
Deferred tax asset before the following	-	-	-
Deferred tax credit arising from flow-through share premiums	-	(973,835)	(1,125,835)
Deferred tax benefit at effective rate	$-	(973,835)	$(1,125,835)

Deferred tax assets (liabilities) at September 30, 2009 and December 31, 2008 are comprised of the following:

	2009	2008
Deferred tax assets
Capital assets	$3,547,000	$-
Net operating loss carryover	3,357,000	2,802,000
Other	386,000	75,000
Total deferred tax asset	7,290,000	2,877,000

Deferred tax liabilities
Excess of U.S. tax deductions over book amounts written off	-	345,000

Net deferred tax asset before valuation allowance	7,290,000	2,532,000
Less valuation allowance for net deferred tax asset	(7,290,000)	(2,532,000)

Net deferred tax asset	$-	$-

The change in the valuation allowance of $4,758,000 is net of $2,015,000 relating to currency revaluation adjustments that are included in the Comprehensive Loss in Shareholders' Equity.

Per FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, under the asset and liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At September 30, 2009, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

14.  SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL

Authorized:
September 30, 2009 and December 31, 2008 – 300,000,000 common shares at $0.001 par value and 10,000,000 preferred shares with no par value.

The following share capital transactions occurred during the periods:

Issued	Number	Par Value	Additional Paid in Capital
Balance December 31, 2008	110,023,998	$110,024	$49,296,114
Share Issue Costs (a)	-	-	(32,805)
Shares Issued September 30, 2009 (b)	383,188	383	187,379
Stock-based compensation (Note 15)	-	-	488,686
Balance September 30, 2009	110,407,186	$110,407	$49,939,374

(a)	During the nine months ended September 30, 2009, $32,805 in costs were incurred in connection with the issue of 575,317 common shares of Cougar pursuant to private placement subscriptions for shares.

(b)
As additional financing consideration for the loan payable described in Note 8, the Company agreed to issue common shares of the Company based on the 10% discount to the closing trading price on September 27, 2009 that equated to 12% of the principal amount of the financing or $151,303. The 383,188 common shares of the Company that were issued to satisfy that obligation were recorded at a value of $187,762 based on the closing market price of the Company’s common shares on September 30, 2009.

The following common shares were reserved for issuance:

	Exercise Price ($)	Equivalent Shares Outstanding	Weighted Average Years to Expiry	Option Shares Vested
Stock Options (see below)	0.28-2.58	5,960,000	4.06	4,864,996
Warrants (see below)	3.50	2,430,000	1.19	-
Total Shares Reserved		8,390,000		-

Stock Option Plan

The Company has a stock option plan under which it may grant options to its directors, officers, employees and consultants for up to a maximum of 10% of its issued and outstanding common shares at market price at the date of grant for up to a maximum term of five years. Options are exercisable equally over the first three years of the term of the option.

A summary of options granted and outstanding under the plan is as follows:
	Expiry Date	Number of Option Shares	Weighted Average Exercise Price	Total Value

Granted to five directors and one officer Oct. 23, 2006	Oct. 23/11	1,280,000	$1.50	$1,920,000
Cancellation of one officer’s option		(280,000)	$1.50	(420,000)
Granted to an employee Dec. 1, 2006	Dec. 1/11	125,000	$1.28	160,000
Granted to an officer Jan. 3, 2007	Jan. 3/12	280,000	$1.29	361,200
Granted to a consultant Dec. 1, 2007	Dec. 1/12	100,000	$2.58	258,000
Granted to an employee Mar. 24, 2008	Mar. 24/13	25,000	$1.86	46,500
Granted to two consultants and two employees Oct. 16, 2008		100,000	$0.69	69,000
Granted to three directors, two directors/officers, two officers, two employees and two consultants June 24, 2009	Mar 24/14	4,330,000	$0.28	1,212,400
Balance September 30, 2009		5,960,000	$0.61	$3,607,100

 Warrants

During 2006, 2007 and 2008, the Company, as part of certain private placement financings, issued warrants that are exercisable in common shares of the Company. A summary of such outstanding warrants follows:

	Exercise Price ($)	Expiry Date	Equivalent Shares Outstanding	Weighted Average Years to Expiry
Issued June 30, 2006	3.50	Jun. 30/11	1,130,000	1.75
Issued June 18, 2008	3.50	Jun. 18/10	1,300,000	0.70

Balance September 30, 2009			2,430,000	1.19

During the nine months ended September 30, 2009, warrants exercisable into 3,693,014 common shares of the Company expired unexercised.

Non Controlling Interest

Following is a summary of the interest of the non controlling shareholders of Cougar:

Private placement investments made by non controlling shareholders of Cougar during the nine months ended September 30, 2009	$416,192
Non controlling interest shareholders' share of loss for nine months ended September 30, 2009	(46,866)

Due to non controlling interests as at September 30, 2009	$369,326

Cougar Stock Option Plan

Cougar has a stock option plan under which it may grant options to its directors, officers, employees and consultants for up to a maximum of 10% of its issued and outstanding common shares at market price at the date of grant for up to a maximum term of five years. Options are exercisable equally over the first three years of the term of the option.

A summary of options granted and outstanding under the plan is as follows:
	Expiry Date	Number of Option Shares	Weighted Average Exercise Price ($Cdn.)	Total Value ($Cdn.)

Granted to three directors and two officers January 14, 2009	Jan. 14/14	675,000	$0.65	$438,750
Granted to two consultants	Jan. 14/14	50,000	$0.65	32,500
Granted to one consultant	Jan. 14/12	25,000	$0.65	16,250
Balance September 30, 2009		750,000	$0.65	$487,500

15.           STOCK-BASED COMPENSATION

In accordance with FASB ASC 718, the Company uses the Black-Scholes option pricing method to determine the fair value of each stock option granted and the amount is recognized as additional expense in the statement of earnings over the vesting period of the option. The fair value of each option granted has been estimated using the following average assumptions:
	2009	2008
Risk free interest rate	1.89-2.57%	2.96-3.05%
Expected holding period	3 years	3 years
Share price volatility	100%	75%
Estimated annual common share dividend	-	-

A summary of the consolidated unvested value of options granted and outstanding under the plans is as follows:

	Nine Months Ended Sept. 30, 2009	Nine Months Ended Sep. 30 2008

Value of unvested options beginning of the period	$574,203	$1,536,957
Value of options granted	$1,021,980	$23,750
Value of options expensed	$(488,686)	$(507,790)
Value of options expired	$(44,974)	$(359,534)
Value of unvested options end of period	$1,062,523	$693,363

16.           NET LOSS PER SHARE

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008 (Restated – Note 2)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008 (Restated – Note 2)

Numerator:
Numerator for basic and diluted loss per share
Net Loss	$(995,580)	$(587,449)	$(17,875,668)	$(620,123)

Denominator:
Denominator for basic loss per share
Weighted average shares outstanding	110,028,163	109,632,694	110,025,402	107,734,253
In the money stock options	2,122,365	213,851	533,283	523,472
In the money warrants	-	368,953	-	1,018,356
Contingent Thunder shares	-	2,500,000	-	2,500,000

Denominator for diluted loss per share
Weighted average shares outstanding	112,150,528	112,715,498	110,558,684	111,776,081

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.16)	$(0.01)

The contingent shares issuable related to the 2007 property acquisition described in note 16  have been reduced to nil due to the unlikelihood that the Company will complete a drilling program on the property prior to the NWT EL 413 Exploration License expiry on September 17, 2010.

17. COMMITMENTS AND CONTINGENCIES

Thunder Acquisition Commitments

On September 28, 2007 the Company purchased from Thunder River Energy, Inc. (“Thunder”) certain properties in Canada (Exploration License 413 – “EL 413”) and the United States in consideration for cash and common shares of the Company. As part of the transaction, the Company committed to issue up to 11 million additional common shares of the Company upon the achievement of certain milestones in connection with the acquired properties, including 6 million shares to be issued as follows: 2 million shares upon completion of a 2007/08 seismic program for which such shares were issued in July, 2008; 1 million shares upon the spudding of a shallow depth well (1,500 meters TD) by March 31, 2009; 1.5 million shares upon the spudding of a medium depth well (2,500 meters TD) before license expiry in 2009 and 1.5 million shares upon conversion of any part of EL 413 to a Significant Discovery Lease. During the third quarter of 2009, a right to extend the license term one year from September 17, 2009 upon the payment of license rentals was obtained. Due to the decline in the economic prospects for the area due to ongoing pipeline delays, commodity prices being significantly below levels required to justify commercial development of proved reserves and the inability to carry out a drilling program prior to expiry of the current extended license on September 17, 2010, the obligation to issue any additional contingent shares has terminated.

Vehicle Lease Commitments

As of September 30, 2009 and December 31, 2008, the Company had the following vehicle lease commitments as follows:
	September 30,	December 31,
	2009	2008
Amounts payable in:
2009	$7,423	$26,099
2010	27,139	23,856
2011	3,608	3,172

18.           FINANCIAL INSTRUMENTS

The Company, as part of its operations, carries a number of financial instruments. It is management’s opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments except as otherwise disclosed.

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities and long term debt are carried at values that approximate their fair values due to their relatively short maturity periods.

19.           RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2009, the Company paid $45,014 (2008 - $Nil) to Sicamous Oil & Gas Consultants Ltd. (“Sicamous”), a company controlled by William S. Tighe, CEO, President and COO of the Company for consulting services rendered by him. Of this amount, $18,509 was payable as at September 30, 2009 (2008 - $ Nil). These amounts were charged to General and Administrative Expense.

During the nine months ended September 30, 2009, the Company received loans from Sicamous aggregating $36,066 for which repayments were made $17,831in  March 2009 and the balance of $18,235 in June 2009. (See Note 8.)

For the nine months ended September 30, 2009, the Company paid $24,107 (2008 – $88,435), to Harbour Oilfield Consulting Ltd., a company owned by the Vice-President Operations of the Company for consulting services. Of this amount, $15,967 was payable as at September 30, 2009 (2008 – $ Nil) and of this amount, $6,910 (2008 - $ 39,394) was capitalized to Unproved Oil and Gas Properties and $17,197 (2008 - $49,041) was charged to General and Administrative Expense.
For the nine months ended September 30, 2009, the Company paid $92,106 (2008 - $143,426) to the Chief Financial Officer. Of this amount, $23,588 was payable as at September 30, 2009 (2008 - $6,043). These amounts were charged to General and Administrative Expense.

As at September 30, 2009 and December 31, 2008, included in accounts payable was an amount owing to Segment Engineering Inc., a company controlled by Greg Juneau, a director of the Company in the amount of $53,630 for rent and other administrative services provided in 2008.

These related party transactions were arm's length transactions in the normal course of business and agreed to by the related parties and the Company based on negotiations and Board approval and accordingly had been measured at the exchange amounts.

As at September 30, 2009 and December 31, 2008, no other amounts were owing to any related parties.

20.           SEGMENTED INFORMATION

The Company’s geographical segmented information is as follows:

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	U. S.	Canada	Total	U. S.	Canada	Total
Income during the Evaluation Period	-	-	-	-	-	-
Net Loss	$(10,015)	$(985,565)	$(995,580)	$(31,091)	$(17,844,577)	$(17,875,668)
Capital Assets	11,273,407	21,472,251	32,814,129	11,273,407	21,472,251	32,814,129
Total Assets	11,275,783	22,374,787	33,650,570	11,275,783	22,374,787	33,650,570
Capital Expenditures	(3,912)	6,520,148	6,516,236	22,818	7,235,959	7,258,777

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	U. S.	Canada	Total	U. S.	Canada	Total
Income during the Evaluation Period	-	-	-	-	$46	$46
Net Income (Loss)	$(6,300)	$(581,149)	$(587,449)	$14,540	(634,663)	(620,123)
Capital Assets	11,740,716	40,107,558	41,848,274	11,740,716	40,107,558	41,848,274
Total Assets	11,746,538	31,591,343	43,337,881	11,746,538	31,591,343	43,337,881
Capital Expenditures	1,494,722	6,752,371	8,247,093	4,661,471	13,122,796	17,784,267

21. CHANGES IN NON-CASH WORKING CAPITAL

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008 (Restated - Note 2)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008 (Restated - Note 2)	Cumulative Since Inception April 7, 2004 to September 30, 2009

Operating Activities:
Accounts Receivable	$(12,536)	$(5,314)	$(19,542)	$623,448	$(82,674)
Prepaid Expenses and Deposits	(21,808)	18,426	(15,912)	2,573	(130,671)
Accounts Payable	1,722	209,446	310,392	263,807	583,154
Accrued Liabilities	25,562	(2,661)	(78,923)	(53,594)	43,920
Other	-	-	-	-	25,000

Total	$(7,060)	$219,897	$196,015	$836,234	$438,729

Investing Activities:
The total changes in investing activities non-cash working capital accounts detailed below pertains to capital asset additions and has been included in that caption in the Statement of Cash Flow:

Accounts Receivable	$(48,874)	174,504	(55,167)	(419,623)	(56,360)
Prepaid Expenses and Deposits	(10,880)	12,818	(9,536)	(3,995)	9,161
Accounts Payable	250,464	114,525	231,442	(306,558)	902,220
Accrued Liabilities	23,349	(51,615)	23,349	(339,661)	23,349

Total	$214,059	250,232	190,088	(1,069,837)	878,370
Financing Activities:
The total changes in financing activities non-cash working capital accounts detailed below pertains to shares issued and issuable and has been included in that caption in the Statement of Cash Flow:

Accounts Receivable	$(269,185)	180,000	(269,822)	-	(269,822)
Due to Related Parties	(18,235)	-	(32,841)	-	-
Prepaid Expenses and Deposits	-	-	-	-	(10,000)
Accounts Payable	(7,536)	-	(41,051)	(113,468)	-
Flow Through Share Premium Liability	-	(28,835)	-	28,835	-
Accrued Liabilities	(5,946)	(250,000)	-	(220,000)	-

Total	$(300,902)	(98,835)	(343,714)	(304,633)	(279,822

22.           SUBSEQUENT EVENTS

Ionic Loan Payable

On October 1, 2009, the Company received the balance of $269,821 proceeds of the Ionic loan and paid additional closing costs due to the vendor of the acquired properties as described in Note 7.

Additional Property Acquisition

In October, 2009, Cougar completed the acquisition from an unrelated company of certain wells, facilities and producing properties in and adjacent to the CREEnergy project. This acquisition is in addition to the one described in Note 7. The acquisition costs was comprised as follows:
	$ U. S.	$ Cdn
Cash	$93,400	$100,000
Common shares of Cougar – 155,000 shares at $1.21 per share	186,800	200,000
Total cost	$280,200	$300,000

Lucy Farmout

In August, 2009, it was determined that Cougar’s working interest partner in the Lucy, B.C. project was unable to complete the financing as required in the farmout agreement and as a result, in October after due diligence and environmental reviews, Cougar has accepted the transfer of the partner’s Alexander and Crossfield, Alberta properties as a penalty payment. The properties received are valued at approximately $500,000 (NPV 10%). Cougar has assumed asset retirement obligations in connection with the properties estimated at $50,000.

Swiss Fund Financing

In connection with financing arrangements and advances described in Note 10, subsequent to September 30, 2009, Cougar received an additional  $121,420 in advances.

Voluntary Delisting
On November 4, 2009, the Company voluntary requested the TSX Venture Exchange ("TSX-V") in Canada, to delist Kodiak's common shares from trading on the TSX-V.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION UPDATE

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

Plan of Operation

During the third quarter of 2009, the Company completed an acquisition of properties that represents its first significant producing resource property. On September 30, 2009, Cougar Energy, Inc., the Company’s majority-controlled Canadian subsidiary, acquired from an unrelated private company certain wells, facilities and producing operations in and adjacent to the CREEnergy project in Alberta, Canada. The acquisition includes 11 producing wells, 21 suspended wells and associated production, water disposal and pipeline facilities in the Trout field. Gross current production is approximately 170 barrels of oil per day. Cougar will be actively working this fall and winter to maximize production and revenue and will also be assessing other opportunities in the area to supplement this initial asset base.

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

The Company plans to aggressively develop and explore its newly acquired Cougar assets. An oil maintenance and development program is planned for the next nine months which is expected to result in increased production of approximately 300 barrels of oil per day (net). Drilling programs will be planned for the fourth quarter of 2010 where the seismic data supports the effort and expense and further drilling will be based on the results of the initial wells.

Production from the Company’s new proved reserves commenced on October 1, 2009 and recognition of the associated revenue and cash flow began on that date.

Core Properties

Canada

Trout - Alberta

Cougar has CREEnergy’s active cooperation and sponsorship to identify various operators working in the adjacent lands to the CREEnergy Project.  Over the last six  months, we negotiated commercial terms for area properties that have the greatest upside through normal maintenance and enhanced recovery programs as well as future potential with additional drilling.

These negotiations culminated at the end of September and beginning of October, 2009 with Cougar successfully acquiring producing the Trout Area properties from two private oil and gas companies.  The Cougar operations, land and geological team have already high graded many of the properties within these acquisitions and foresee considerable potential to increase existing production in this first round of development.  We anticipate operations to commence on these properties during the winter of 2009/10 consisting of a maintenance and work over program.  Un updated independent reserves evaluation report is in process of being completed and will be filed and posted on the corporate website in the near future.

The following represents a summary of the producing and non-producing acquisitions completed over the previous six months:

A.	Farmin (completed June 9, 2009)

1.	28 sections of land in the area of the CREEnergy Project, northwest of Red Earth Creek, Alberta

2.	Cougar has 100% working interest

3.
The mineral rights within the farmin agreement are currently held under several Alberta Crown 4-year initial term P&NG licenses expiring in September 2010 – the rights can be grouped and validated with a drilling program and subsequently continued under a 5 year intermediate term license

4.	Close to infrastructure – existing pipelines with capacity and all weather roads

5.	The wells would have a maximum depth of approximately 1,700 meters (5,577 feet) and potentially target the Gilwood, Slave Point, Wabamun, Gething, and Bluesky formations

6.	There is existing regional natural gas infrastructure and the target formations should contain sweet natural gas, which would reduce production and processing charges.

A drilling program has been prepared for one initial well and two subsequent wells.  Contingent upon financing this program will be evaluated and funds allocated to the best net back between this gas project and the other oil developments.  An 18 month payback criteria will be used prior to assigning capital to this project.

B.	Private Company Production and Property Acquisition (completed October 1, 2009)

1.	2560 gross acres of land within and adjacent to the CREEnergy Project area lands

2.	65% working interest in six wells – 2 producing wells and 4 suspended wells

3.	Approximately 12 barrels per day (bbl/d) net production (20 bbl/d gross) of light oil

4.	Existing wells and reserves are located in the Kidney and Equisetum fields

5.	Production facilities

Cougar negotiated a purchase agreement with the private company consisting of cash for the P1 reserves and Cougar shares for the P2 reserves.  These properties are located within or adjacent to the CREEnergy Project lands.  This acquisition was important for us to solidify our position with CREEnergy.

C.	Private Company Production and Property Acquisition (completed September 30, 2009)

1.	7,100 gross acres of mineral rights with an average 85% working interest (all continued through production, no expiries)

2.	Approximately 125 barrels per day (bbl/d) net production (170 bbl/d gross)

3.	11 pumping wellbores

4.	8 single well batteries

5.	3 water disposal wellbores with associated facilities

6.	1 observation wellbore

7.	21 suspended wellbores

8.	2 multi well batteries with existing fluid handling capacity in excess of 2500bbl/day (oil, gas and water handling and treating capability)

9.	Approximately 38.7 km of pipelines (oil and produced water)

10.	Approximately 13 km2 of 3D seismic over the properties

11.	Approximately 84 km of 2D seismic over the properties and adjacent lands

The agreed purchase price was CAD$6,000,000 with an initial payment of CAD$1,000,000 at closing.   The purchase price was negotiated at $52.50 per barrel (bbl) when oil is currently selling at $75+/bbl.

After operating costs, there is an average of CAD$50.00 net back per barrel at current commodity prices.  The cash portion of the acquisition cost was provided by Kodiak.

This was a critical mass property acquisition as there is substantial infrastructure, resulting in lower overall operating costs, lower development costs and giving our schedule an enormous leap forward to achieve our goals

Without this kind of infrastructure, the initial production would have lower net backs due to higher trucking costs and regular non-producing periods due to weather.  In lieu of this acquisition, a large amount of capital would have to be spent to bring facilities to this baseline, which we now have.

At current costs, the infrastructure replacement value would be substantially in excess of CAD$6,000,000.   This capital will now be able to be spent on the drill bit and development work – allowing for a more aggressive growth plan.

Additional details include:

•	The existing pipeline systems provides direct access to sales of oil products, which results in the access to sales being in our control and not third party pipeline operator dependent.

•	There are 2 batteries for the handling and treating of oil and the disposal of the produced water. The batteries are capable of handling an estimated 2,500 bbl/d with nominal refit costs.

•
Many of the wells are piped into the batteries to lower the need for trucking which is especially important for the higher water cut wells – these pipelines can be expanded to further lower operating costs.

•	The produced water can be used for future water floods – which regularly have been shown in the area to add substantial incremental production.

•	There are 37 wells, which 11 are currently producing – the 22 suspended wells have potential upside, as discussed below.

•	The existing area field personnel willingly transferred to Cougar and their many years of hands-on field expertise has already added value.

This acquisition, combined with the smaller acquisition, provides a solid foundation for us to further enhance the Trout area properties, along with the existing operating and facilities to give substantial momentum to our plans.  We believe this justifies the acquisition on that basis alone.  There is great potential upside we see on these properties, with additional capital commitments this winter 2009/10 on maintenance programs discussed next.

Upside in Maintenance Programs

We conducted a detailed review of the of the acquired properties public domain petroleum records over last 5 to 7 years with a comparison to other operators in the area.  Our operations and geological teams foresee a considerable potential to increase production through normal maintenance activities.  Some of these normal maintenance activities include and are not limited to:

•	Acid wash of perforations

•	Setting of bridge plugs to seal off water

•	Waterflood programs

•	Cleanouts

•	Reperforating

•	Repairs to wells with separated rods

•	Pump optimization,

•	Plug off water sources

•	Horizontal drilling

•	Use of Low damage drilling fluids

Since these existing technologies have proven to be successful in other similar maintenance programs in the area, we see a high potential to enhance the current production levels within this property.

CREEnergy Lands, Alberta

History

Kodiak has a well developed relationship and track record with Aboriginal communities in northern Canada.  This comes from a strong commitment by Kodiak management and personnel for open and honest communications and negotiations with the Aboriginal community leaders – a demonstrated respect for their culture, land and residents.   Kodiak's reputation has also been recognized through negotiations with regulatory agencies, resulting in several of those agreements being used as templates with other companies and projects.  As a result, our reputation has become known outside the far north of Canada.

CREEnergy Oil and Gas Inc. (CREEnergy) is the authorized agent for multiple First Nations communities.  Some of these new First Nations communities are in various stages of ratification from the Federal Government of Canada to satisfy outstanding Treaty Land Entitlement (TLE) claims.  Within these new First Nations are approximately 15 townships or 540 sections of mineral rights for development in Alberta.

In order to advance economic sustainability for First Nations communities that CREEnergy represents, CREEnergy searched for an oil and gas partner to develop certain oil and gas projects.  Kodiak was one of the industry companies shortlisted in the search.  Through discussions, meetings and negotiations since May 2008, CREEnergy selected Kodiak as their joint venture partner to develop those resource projects.  The joint venture agreement between CREEnergy and Kodiak is the result of the negotiations.

To develop and strengthen the relationship with CREEnergy, Kodiak formed a subsidiary company, Cougar Energy, Inc.  As a result, Cougar is the operating entity for Kodiak in Western Canada.

Joint Venture Information and Summary

In December 2008, a new working relationship and joint venture agreement was established between CREEnergy Oil and Gas Inc. (CREEnergy) and Kodiak Energy, Inc. (Kodiak).  The Agreement was built on the foundation of respect for the First Nations communities, their Heritage, their Lands and the Environment.  This is a strategic alliance.  CREEnergy has agreed to work with Kodiak to develop oil and gas reserves within their lands for the benefit of both CREEnergy and Kodiak.

Joint Venture Agreement

Key priorities were established from the discussions between CREEnergy and Kodiak:

•
Use the royalties from the oil and gas production and work programs to develop a revenue stream.  The long term purpose of the revenue is to support education, employment and development opportunities for the First Nations communities that Cougar is working with.

•	Open communication at all stages of the oil and gas developments.

•	Staged and managed growth, with regard to the interests of the communities during each step.

•	Identify and source other development opportunities, using a similar model, either as a value add or on a joint venture basis.

Current Status

Cougar continues to actively work with CREEnergy as they assist their First Nations communities to achieve the goal of independence though the Treaty Land Entitlement (TLE) claim with the Federal Government of Canada and the Province of Alberta.  This process is nearing completion.  We engage with CREEnergy on a weekly basis through conference calls, monthly in person status meetings, and a continual dialogue to foster open communication.

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

The prospect is still in the early stages of delineation and no assurance can be given that its exploitation will be successful. However, based on well cuttings and drilling data, Kodiak’s internal technical analysis has projected similar volumetrics as many of the other majors in the area are projecting. In this analysis, the Corporation used all of the laboratory analysis findings and wellbore information obtained during the drilling operation. Further appraisal work is required before estimates can be finalized and commerciality assessed.

In April, 2009, Kodiak, through its private subsidiary, Cougar, entered into a standard farmout and participation agreement with one of its partners. The partner would provide 90% of the funding for the first phase of the “Lucy” Horn River work program. Upon completion of the funding, the partner will have earned an additional 30% working interest in the wells and property. Cougar will maintain operator status and majority ownership of the project with the management of Kodiak/Cougar overseeing the execution of the work program. Upon fulfillment of the funding provisions of the farmout and participation agreement, Cougar’s working interest in the “Lucy” Horn River Basin project would be 50%.

Our partner did not complete its financing commitment and this farmout and participation agreement expired on August 15, 2009. After due diligence was completed in October, 2009, the partner transferred its interest in its Alexander and Crossfield, Alberta wells to the Company as a penalty for non-completion.

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

Physical evidence of hydrocarbons is present with a natural surface oil seep on the northern edge of the license area on the banks of the Mackenzie River. This natural occurrence is suggestive of a shallow oil pool, possibly in the Canol formation, and warrants further investigation. While reviewing core samples and well logs from previous regional drilling activity. Kodiak was able to map out the Canol/Imperial formation and determine that it is the likely source of the natural surface seeps. This prospect will be found on the Northwest quarter of EL 413 and is at a very shallow depth of approximately 350 meters (1,148 feet). The Corporation has identified five drilling locations which could be evaluated during a planned future project drilling program.

In addition, Kodiak had made application with regulators to extend the EL 413 license and has received written notification from Indian and Northern Affairs Canada that a one year extension is available. The one year license extension, which is subject to certain terms and conditions, was provide just prior to expiry and provides for one additional year.

Upon review of the overall status of all projects in the area, current commodity prices being much below levels required to justify development on this and other projects, continued delay of the Mackenzie Valley Pipeline Project, the risk that any discovered gas reserves would be indefinitely stranded without such development, the Company continues to seek partnership in the development; however, the deteriorating economic facors make this difficult. We will still retain the confidential proprietary seismic data for future assessment of the "Little Chicago Prospect" and the Company will determine the best way to monetarize that asset through either divestiture and/or possibly renominating  the prospect when  conditions are more appropriate.

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

Several companies have expressed interest in participating in the New Mexico properties at several levels of involvement.  Discussions are still ongoing with several firms regarding potential opportunities for the project, including integration of the CO2 production into Permian Basin enhanced oil recovery projects and the Company has also entered into farmout negotiations with several companies interested in exploring deeper oil and natural gas prospects on the properties.

Due to lower commodity prices for Permian Basin oil  (the primary market for CO2) and CO2 contract prices (deliverable into the Denver City Hub), aggressive development is not financeable at this time. Aside from ongoing maintenance of leases and wells, the company is focusing its efforts on updating engineering models, and business opportunities so that when prices recover and investment markets improve, we will have the opportunity to move this project forward. The leases are 10 year leases and no expiries are imminent.

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

The Company’s ability to raise funds has been severely impacted by the global collapse of credit and equity markets; however, the Company has been able, during these difficult times, to complete a property acquisition on favourable credit terms that will provide the basis for continuing exploration and development programs and ultimately lead the Company during the next few years to a promising future as a junior oil and gas producer.  The Company is confident that it will be able to obtain financing that will enable it to carry out its planned programs for the balance of 2009 and for 2010.

The Company’s total assets of $33,650,570 as at September 30, 2009 represent a reduction of $3,520,827 from $37,171,397 as at December 31, 2008. This reduction is mainly comprised of a $16,036,000 impairment allowance recorded in the second quarter of 2009 in connection with the Company's Little Chicago Exploration License 413 in N.W.T, Canada offset by capital asset additions of $7,259,000 and a foreign currency translation gain of $5,141,000 related to its net Canadian assets. Our total assets consist of cash and other current assets of $546,244 (December 31, 2008 - $245,562); Oil and gas properties and equipment of $32,814,129 (December 31, 2008 - $36,634,932); and other assets of $290,197 (December 31, 2008 - $290,903). Our total current liabilities were $4,647,530 (December 31, 2008 - $1,140,273) and consisted of accounts payable and accrued liabilities of $1,552,641 (December 31, 2008 - $1,107,432); loan payable of $1,260,857 (December 31, 2008 - $ Nil); current portion of long-term debt of $803,213 (December 31, 2008 - $ Nil) and 1,030,819 (December 31, 2008 - $ Nil) in advances received from a European investment fund in anticipation of certain financing and asset disposition transactions. We had long-term liabilities of $3,911,293 (December 31, 2008 - $39,262) and asset retirement obligations of $1,020,772 (December 31, 2008 - $199,574). The new loan payable, long-term debt and asset retirement obligations resulted from the financing and acquisition that closed September 30, 2009. Shareholders’ equity amounted to $24,070,975 (December 31, 2008 - $35,792,288), net of an accumulated deficit of $26,585,756 (December 31, 2008 - $8,710,088) and other comprehensive gain consisting mainly of a net foreign currency translation gain of $237,624 (December 31, 2008 – $4,903,762 loss), and non controlling interest equity of $369,326 (December 31, 2008 - $ nil) relating to the 6.4% interest held by non controlling shareholders of Cougar.

Overall Operating Results

In the nine months ended September 30, 2009, the Company had no income (2008 - $46) and operating costs of $6,793 (2008 - $8,863) relating to its Granlea, Alberta property which well watered out in late 2006 and was deemed uneconomic. Except for that incidental production, the Company remained in the exploratory and development stage up to September 30, 2009. Effective October 1, 2009, the company will begin having production and receiving revenue from the producing properties it acquired September 30, 2009 as described elsewhere in this report.

Net Loss for the nine months ended September 30, 2009 totalled $17,875,668 (2008 - $620,123 as restated). In addition to the operating results noted above, these losses consist of general and administrative expenses of $1,506,760 (2008 - $1,620,905), including stock-based compensation expense amounting to $488,686 (2008 - $507,790); depletion, depreciation and accretion of $16,405,480 (2008 - $41,718) and interest of $304 (2008 $1,257).

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

Depletion, depreciation and accretion for 2009 includes a $16,035,774 provision for impairment in connection with the Company's Little Chicago Exploration License 413 in N.W.T, Canada and a $354,286 ceiling test write-down in connection with its Canadian depletable properties. Other unproved property costs as at September 30, 2009 of $25,766,264 (December 31, 2008 - $36,559,367) have been excluded from depletable cost pools for ceiling test purposes. See note 7 to the consolidated financial statements.

Interest income of $967 in the nine months ended September 30, 2009 (2008 - $73,739) was earned. The 2008 interest was derived from the investment of excess cash balances on a short-term basis. Deferred income tax recovery of $978,835 in the 2008 period represents a deferred tax credit arising from the expenditure of funds during that year relating to the premium received on the issue of Canadian flow-through shares in 2007. The non controlling interest credit of $46,866 represents the Cougar non controlling shareholders’ share of the net loss for the 2009 period during the portion of the year that the minority interests shareholdings were outstanding (6.4% as at September 30, 2009).

Capital Expenditures:

Capital Expenditures incurred by the Company during the nine months ended September 30, 2009 and 2008 are set out below.

	2009	2008
Land acquisition and carrying costs	$6,075,685	$8,932,404
Geological and geophysical	256,264	4,827,544
Intangible drilling and completion	33,412	3,862,901
Tangible completion and facilities	893,416	161,418

Total Capital Costs Incurred	$7,258,777	$17,784,267

Land acquisition and carrying costs for the 2009 period include the cost of the September 30, 2009 acquired properties and exclusivity rights payments in connection with our Cree Energy agreement and other land retention costs while the 2008 period costs include New Mexico land acquisitions and other land retention costs.

Geological and geophysical costs include the cost of the September 30, 2009 acquired seismic data and costs of the seismic programs carried out on the EL 413 Little Chicago, North West Territory and New Mexico projects in 2008.

Intangible drilling and completion costs for 2008 include the Company’s 57% share of the drilling of the second Lucy well in British Columbia and 100% of the three well New Mexico program.

Liquidity and Capital Resources:

Since inception to September 30, 2009, the company’s operations have been financed from the sale of securities and loans from shareholders. The working capital deficiency at September 30, 2009 amounted to $4,101,286 (December 31, 2008 - $894,711). The increase in the deficiency results from the debt incurred related to the September 30, 2009 property acquisition. The Company is currently in the process of arranging certain equity and longer term financing that will reduce the working capital deficiency to a manageable amount and provide additional funding of near term development programs that are planned to significantly increase production, revenue and cash flow over the next nine months. It is contemplated that these transactions will completed before yearend.

In addition, we may require funds for additional acquisitions. In the event that additional capital is raised at some time in the future, existing shareholders will experience dilution of their interest in the Corporation.

There is uncertainty that the Company will continue as a going concern, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company has not generated positive cash flow from operations since inception and has incurred operating losses and will need additional working capital for its future planned activities and to enable it to repay its debt. Although the recent property acquisitions will provide production, revenue and cash flow, the Company's September 30, 2009 financial condition still raises doubt about the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to finance ongoing operations. The Company’s strategy to address this uncertainty, includes additional equity and debt financing; however, there are no assurances that any such financings can be obtained on favorable terms, if at all. These consolidated financial statements do not reflect the adjustments or reclassification of assets and liabilities that would be necessary if the Company were unable to continue its operations.

Voluntary Delisting of Company's Shares From TSX Venture Exchange in Canada

On November 4, 2009, The Company voluntarily requested the TSX Venture Exchange ("TSX-V") in Canada to delist its common shares from trading on the TSX-V. See "PART II Item 5. Other Information" in this Form 10-Q for further information on the delisting.

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
Our management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at that reasonable assurance level. As noted below, the Company continues to have a material weakness in internal control over financial reporting but believes that such weakness does not extend into our disclosure controls and procedures.

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

Remediation of Weakness in Internal Control Over Financial Reporting

The Company will endeavor to engage outside consulting assistance to ensure the proper accounting for non-routine accounting transactions and compliance with US GAAP. Since 2008, the Company has engaged an outside consulting firm to assist in income tax planning and compliance and beginning with our fiscal year ended December 31, 2008, to review our yearend and quarterly Canadian and U.S. income tax provisions.

As at September 30, 2009 and December 31, 2008, the Company continues to have a material weakness in internal control over financial reporting, relating to the segregation of duties among certain personnel. Management believes that without engaging additional personnel, estimated to cost a minimum of approximately $150,000 per annum, we cannot remedy such material weakness. Management believes such expenditures will be justifiable in the near future now that the Company has acquired producing properties and commencing with the fourth quarter of 2009 will have production, revenue and cash from operations. The Company has also hired a Vice-President of Finance, effective November 2, 2009, which we believe will help to alleviate our segregation of duties weakness. Management believes its controls and procedures related to its financial and corporate information systems are appropriate for a company of its size and mandate and due to its internal expertise, it is not dependent upon the inherent risks in external third party management of such systems.

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

Financial Markets Instability and Uncertainty

The 2008-09 worldwide financial and credit crisis reduced the availability of capital and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of capital and credit combined with substantial losses in worldwide equity markets led to a worldwide economic recession. The slowdown in economic activity caused by this recession reduced worldwide demand for energy and resulted in lower oil and natural gas and other commodity prices. A prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development and production activity. Although there are some signs that a slow economic recovery may be underway, the Company’s ability to raise capital to finance ongoing capital projects remains a very difficult challenge. Until the financial market conditions improve significantly, we will face challenges in meeting our ongoing financial obligations. The Company may be required to consider divestiture of some properties or working interests to raise funds. The continuing financial crisis may have impacts on our business and financial condition that we currently cannot predict.

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

We Are An Exploration Stage Company Implementing A New Business Plan.

Prior to the fourth quarter of 2009, we have been an exploration stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the nine months ended September 30, 2009 and the years ended December 31, 2008, 2007, 2006 and 2005, we reported losses of $17,543,936, $2,074,649, $2,571,663 (restated), $2,867,374 and $1,133,790 respectively. Commencing in October, 2009 and effective with the acquisition of our first producing properties as described under "Property Acquisition” in Note 7 to our consolidated financial statements, we will become a producing company and will no longer be an exploration stage company. Our consolidated financial statements for the nine months ended September 30, 2009 and the years ended December 31, 2008, 2007, 2006 and 2005 contained a going concern qualification and we cannot give any assurances that we can yet achieve profits from operations.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

Voluntary Delisting of Company's Shares From TSX Venture Exchange in Canada

On November 4, 2009, The Company voluntarily requested the TSX Venture Exchange ("TSX-V") in Canada to delist its common shares from trading on the TSX-V. The TSX-V’s policies allow for a period of ten days before delisting to facilitate settlement of trades and to allow shareholders to sell to willing purchasers. The TSX-V will issue an Exchange Bulletin ten days prior to the voluntary delisting. This voluntary delisting is not pursuant to any order or communication from the TSX-V.

Kodiak's common shares are currently quoted for trading on the OTC Bulletin Board (OTCBB) in the United States under the symbol KDKN and it will continue to maintain this quotation status and Canadian shareholders will be able to continue to trade through their brokers on that market.

The Corporation’s board of directors approved the voluntary delisting from the TSX Venture Exchange after weighing the required expenses and multi-jurisdictional filings to maintain a dual listing of the company's securities against the perceived shareholder benefit accrued from trading on different platforms.  The Corporation does not expect the anticipated voluntary delisting from the TSX-V will have any impact on the day-to-day operations of the company.

The primary reasons for the voluntary delisting request are:

1.
Since the Corporation’s TSX-V listing effective December 24, 2007 to market close on October 30, 2009, liquidity analysis revealed an average daily trading volume of 270,413 shares on the OTCBB and 14,022 on the TSX-V for the period – a difference in trading volume and liquidity of over 19 times.

2.
Following the initial Canadian based financing associated with the TSX-V listing, the Corporation has repeatedly experienced little to no investment interest or support from the Canadian financial community consisting of investment banks, capital markets and retail brokerage firms, and private equity firms.  The primary source of equity financing has been from Europe over the last 18 months, and we do not expect that to change in the foreseeable future. Our European investors have a stated preference for the OTCBB listing versus the TSX-V, of which the latter listing they do not follow.

3.
The Corporation’s Board of Directors believes that voluntarily delisting from the TSX-V and focusing on U.S. and European markets is in the best interests of our shareholders.  This will eliminate the substantial cross-border financing and reporting issues.

4.
As of October 31, 2009, the Corporation’s transfer agent, Computershare, revealed the shareholder geographic position of all foreign based shareholders at 61.54% and Canadian based shareholders at 38.46%, of which the vast majority of the latter is founder shareholdings and only a nominal amount in the Canadian float.  As a result, the OTCBB quotation system serves shareholders of the majority of Kodiak’s shares, where the Corporation’s stock has been trading since December 27, 2004.

5.
The internal and external compliance costs to maintain the listing of the Corporation’s shares on the TSX-V are relatively significant to a company of this size, which has not resulted in an additional benefit for shareholders in view of the low trading volume on the TSX-V.

6.
The Financial Industry Regulatory Authority (FINRA) is the largest independent regulator for securities firms in the United States and is responsible for establishing rules governing its broker/dealer members, including OTCBB subscribing members, on conduct, qualification standards, examinations, investigations, violations, and investor and member inquiries – thus there is a previous and demonstrated, current market for Kodiak shareholders.

Other factors:

7.
To maintain quotation eligibility on the OTCBB, Kodiak Energy, Inc. is required to file periodic financial information with the U.S. Securities and Exchange Commission (SEC).  All the Corporation’s filings are located under the “Kodiak Energy, Inc.” profile on the Electronic Data Gathering, Analysis, and Retrieval (EDGAR) system through the U.S. SEC website at http://www.sec.gov.

8.	Kodiak intends on maintaining its “foreign reporting issuer status” with the Alberta Securities Commission.

9.	Kodiak is Sarbanes Oxley (SOX) compliant, is a fully reporting accelerated filer, and adheres to the security laws, rules, regulations and filing requirements of the U.S. SEC.

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

KODIAK ENERGY, INC.
(Registrant)

Dated: November 9, 2009	By: /s/ William S. Tighe
William S. Tighe
Chief Executive Officer