Form 10-Q
period 2010-03-31
KODIAK ENERGY, INC.
filed 2010-05-18
CIK 1109553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Suite 1120, 833 4th Avenue S.W. Calgary, AB T2P 3T5
(Address of principal executive offices - Zip code)

(403) 262-8044
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes    X     No  ___

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of theExchange Act. (Check one):

Large Accelerated Filer ___	Accelerated Filer ___
Non-Accelerated Filer X (Do not check if a smaller reporting company)	Smaller Reporting Company ___

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
Yes    X     No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 110,407,186 common shares, $.001 par value, as at May 14, 2009

KODIAK ENERGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KODIAK ENERGY, INC.
Consolidated Balance Sheets
(Going Concern Uncertainty - Note 1)
	March 31	December 31,
	2010	2009
Assets	(Unaudited)	(Audited)
Current Assets:
Cash and Short Term Deposits	$28,116	$2,058
Accounts Receivable	657,287	403,907
Prepaid Expenses and Deposits	169,535	151,390
	854,938	557,355

Other Assets	306,458	296,153

Goodwill (Note 2)	1,593,742	-

Oil and natural gas properties, Full cost accounting (Note 4)
Devaluated properties	7,720,904	6,823,400
Less accumulated depreciation, depletion and ammortization	2,481,547	2,165,997
	5,239,357	4,657,403

Undeveloped properties excluded in amortization	22,548,800	26,081,786

Furniture and Fixtures, net	67,706	64,862
	27,855,863	30,804,051

Total Assets	$30,611,001	$31,657,559

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$2,963,563	$2,267,139
Accrued Liabilities	83,272	281,522
Operating line of credit (Note 5)	393,778	-
Note Payable (Note 2)	-	1,364,036
Current debt	1,305,055	538,831
	4,745,669	4,451,528

Long-term Liabilities (Note 6)	3,315,282	3,400,489

Asset Retirement Obligations (Note 7)	1,350,909	1,285,614

Total Liabilities	9,411,860	9,137,631

Share Capital: Authorized 300,000,000 Common Shares Par Value $.001 Each;10,000,000 (2008 -10,000,000l) Preferred Shares.Issued and Outstanding 110,407,186 (2009 -110,407,186) Common Shares.	110,407	110,407
Additional Paid in Capital	50,390,663	50,851,469
Accumulated Comprehensive Gain (Loss)	793,928	(416,905)
Deficit	(32,895,455)	(28,283,170)
	18,399,543	22,261,801
Noncontrolling Interest	2,799,598	258,127
Total Shareholder Equity	21,199,141	22,519,928
Total Liabilities and Equity	$30,611,001	$31,657,559

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY INC. Consolidated Statements of Shareholders Equity (Deficiency) For the Periods ended March 31, 2010 and December 31,2009 ( Going Concern Uncertainty - Note 1)
	Number of Common Shares	Amount	Additional Paid in Capital	Deficit Accumulated	Accumulated other Comprehensive Income (Loss)	Non-contolling interest	Total Shareholders' Equity (Deficit)
Balance at December 31, 2009	110,407,186	110,407	50,851,469	(28,283,170)	(416,905)	258,127	22,519,928
Net Loss				(4,612,285)		(104,605)	(4,716,890)
Foreign currency translation					1,210,833		1,210,833
Issuance of common stock							-
Stock-based Compensation			166,143				166,143
Dispositon of Non-controlling interest in Cougar Energy Inc.			(626,949)			(258,127)	(885,076)
Non-controlling interest in Cougar Oil and Gas						2,904,203	2,904,203
Balance at March 31, 2010	110,407,186	110,407	50,390,663	(32,895,455)	793,928	2,799,598	21,199,141

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Consolidated Statements of Operations
( Going Concern Uncertainty - Note 1)	For the Three	For the Three
	Months ended	Months ended
	March 31, 2010	March 31, 2009

REVENUE
Oil Sales	$725,393	$-
Other	41	-
	725,434	-
EXPENSES
Operating	303,235	1,170
General and Administrative	652,520	493,462
Asset writedowns	4,410,309	7,788
Interest	76,260	211
	5,442,324	502,631

Loss Before Other Expenses (Income)	4,716,890	502,631

Gain on non-monetary transfer of properties	-	2,164
Interest Income	-	(198)
	-	1,966
Loss before income taxes	4,716,890	504,597
Net Loss	4,716,890	504,597
Net Loss attributed to Non Controlling Interest	104,605	(4,062)
Net Loss attributed to Kodiak	4,612,285	500,535

Basic and diluted loss per share (Note 10)	$(0.04)	(0.005)

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
Consolidated Statements of Cash Flows	For the Three	For the Three
(Going Concern Uncertainty - Note 1)	Months ended	Months ended
	March 31, 2010	March 31, 2009

Operating Activities:
Net Loss	$(4,612,285)	$(500,535)

Adjustments to reconcile net loss to net cash used in operating activities:

Depletion, Depreciation and Accretion including Ceiling Test Impairments and Write-downs	4,410,309	7,788
Stock-Based Compensation	309,475	152,047
(Gain) loss on non-monetary transfer of properties		(2,164)
Non-Controlling Interst	(104,605)	(4,062)
Non-Cash Working Capital Changes (Note 15)	170,545	203,075
Net Cash Used In Operating Activities	173,439	(143,851)

Investment Activities:

Additions to Capital Assets	(696,773)	236,460
Decrease (Increase) in Other Assets	-	9,792
Net Cash Used In Investment Activities	(696,773)	246,252

Financing Activities:

Shares Issued and Issuable	-	(79,190)
Non-Controlling interest contribution		393,460
Increase(repayment) of revolving loan	393,778	-
(Decrease) Increase in Long Term Liabilities	155,316	(1,347)
Cash Provided By Financing Activities	549,094	312,923

Foreign Currency Translation	-	(485,067)
Net Cash (Decrease) Increase	25,760	(69,743)
Cash beginning of year	2,058	75,175
Cash end of year	$27,818	$5,432

Cash is comprised of:
Balances with banks	$28,116	$5,432
Short term deposits
	$28,116	$5,432

(See accompanying notes to the consolidated financial statements)

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009

Stated in US dollars

1. ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements include the accounts of Kodiak Energy Inc. and subsidiaries (collectively “Kodiak”, the “Company”, “we”, “us” or “our”) as at March 31, 2010 and March 31, 2009 , and are presented in accordance with accounting principles generally accepted in the United States of America (“U. S. GAAP”).

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company’s financial position, the results of its operations and its cash flows for the periods indicated. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the  year ended December 31, 2010.

Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K.

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

2.  PURCHASE OF SUBSIDARY
On January 25, 2010, the Company, through its subsidiary Cougar Energy Inc. (“Cougar”), completed its merger with Ore-More Resources with the issuance of of 36,786,972 (12,262,324 pre split)(b) share of Ore-more for 8,461,549 shares of Cougar. In accordance with U.S. GAAP, the transaction was accounted for as a reverse acquisition and Cougar was deemed the accounting acquirer. Cougar’s net assets were carried forward at their existing accounting basis and all of Ore-Mores’ assets and liabilities were revalued at fair value as of the acquisition date. The consolidated financial statements of the Company for March 31, 2010 include the operations of Ore-More from January 1, 2010.  Ore-More contributed no revenue and immaterial earnings for the period January 1, 2010 to March 31, 2010.

The following table summarizes the calculation of the fair value of consideration transferred to acquire Ore-more:

Cougar shares to be issued	5,630,913	(a)
Multiplied by	$0.61	(b)
	$3,451,468

The following table summarizes the calculation of the fair value of consideration transferred by Kodiak to acquire Ore-More:

Assets acquired:
Current
Cash	$7,611
Accounts receivable	$1,326,786

Liabilities assumed:
Current
Accounts payable and accrued liabilities	$(5,693)
Operating Line	$-
Current debt	$(97,927)
Inter- Company Payables
$1,230,777
NCI eliminated	$626,949

Purchase price	$3,451,468

Good will on acquisition	$1,593,742

The allocation of the purchase price to the consolidated assets and liabilities of Ore-More resulted in goodwill of $1,593,742  which is the difference between the aggregate of the fair value of Ore-Mores’ net assets and the value of the eliminated non-controlling interest and the fair market value of the consideration effectively transferred. The goodwill is not expected to be deductible for tax purposes.

Prior to the merger, Ore-more had acquired from a third party the right to collect debt of $1,357,713 from the Company. Pursuant to the merger agreement, in addition to issuing common shares to the Company, Ore-more extinguished the $1,357,713 note receivable and cancelled 12,200,000 of its own common shares. Following the closing of the transaction, Ore-More changed its name to Cougar Oil and Gas Canada.

Upon the completion of the Merger, Kodiak directly hold approximately 64.58% of the outstanding shares of Cougar Oil and Gas. This remaining 35.48% is accounted for by the Company as a non-controlling interest

3. RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements. No pronouncements affecting our financial statements have been issued since the filing of our 2009 Annual Report on Form 10-K.

_________
(a) In accordance with ASC 805-40 this represents the Number of Shares Cougar would have had to issue to give the owners of Ore-more the same percentage equity interest in the combined entity that results from the reverse acquisition.

(b) Represents the stock price of Cougar's private placement to unrelated parties on December 16, 2009, adjusted for the Ore-More 3- 1 reverse stock split effectuated on January 25, 2010.

4. CAPITAL ASSETS

	Cost	Accumulated Depreciation and Depletion	Net book Value March 31, 2010
Oil and Gas Properties:
Developed
Canada	$7,720,904	$2,481,547	$5,239,357

Undeveloped
Canada	33,663,866	18,246,036	15,417,830
United States	11,773,837	4,642,867	7,130,970
	45,437,703	22,888,903	22,548,800

Furniture and Fixtures	178,750	111,044	67,706
Total	$53,337,357	$25,481,494	$27,855,863

	Cost	Accumulated Depreciation and Depletion	Net book Value December 31, 2009
Oil and Gas Properties:
Developed
Canada	$6,823,400	$2,165,994	$4,657,406

Undeveloped
Canada	32,441,500	17,634,527	14,806,973
United States	11,773,677	498,867	11,274,810
	44,215,177	18,133,394	26,081,783

Furniture and Fixtures	168,166	103,304	64,862
Total	$51,206,743	$20,402,692	$30,804,051

During the three months ended March 31, 2010, the Company capitalized $7,266 (March 31, 2009 - $47,104) of general and administrative personnel costs attributable to acquisition, exploration and development activities.   Future capital costs included in the depletion calculation for March 31, 2010 were $619,000 (March 31, 2009 - Nil)

Full Cost Accounting Ceiling Test on Canadian Proved Oil and Gas Properties

At March 31, 2010, a ceiling test was performed on the Company's properties subject to depletion. Costs of unproved properties aggregating $22,548,799 and future abandonment costs of $306,375 have been excluded from this test. This test disclosed that the carrying costs of the Company's depletable Canadian properties did not exceeded their net present value b and consequently no ceiling write-down was required.

Unproved Properties

During the three months ended March 31, 2010 certain unproved properties in the United States were allowed to expire.  These properties were removed from Undeveloped properties at their carrying value of $4,144,000 and have been included in Depletion, Depreciation and Accretion on the statement of operations.

5 . OPERATING LINE OF CREDIT

During the three months ended March 31,2010 the Company  reached formal agreement with a Canadian bank for two credit facilities. The first credit facility is a revolving demand loan in the amount of Cdn$1,000,000 at a per annum rate of prime interest plus 3.5%. The second credit facility is a non-revolving acquisition/development demand loan bearing an annual per annum interest rate of prime plus 3.0%. Under the terms of the Agreement, the two credit facilities are committed for the development of existing proved non-producing /undeveloped petroleum and natural gas reserves. As at March 31, 2010 $393,778 of the revolving line was drawn  (December 31, 2009 – Nil) .  There was Nil drawn on the second facility.

6. LONG TERM AND SHORT TERM LIABILITIES

The Company has the following liabilities:

March 31, 2010
Amount due to vendor of acquired properties present value of total amount due	$4,599,155
Amount of Discount to be accreted in the future (at 7.5% annually - .0625% per month)	(601,745)
Total Amount Due	3,997,410
Less: Current portion	682,127
Long-term portion	$3,315,282

Current portion of Long-term debt	$682,127
Other short-term debt	622,928
Total short-term debt	$1,305,055

The Company has the right to prepay the vendor loan in full, without penalty, semi-annually commencing March 31, 2010 at a proportionate discount to the original purchase price. The indebtedness is secured by a debenture covering a fixed and floating charge over Cougar's interest in the acquired properties.

During the quarter, non cash interest of $71,219 was recorded as interest expense in relation to the discount on the vendor acquired  indebtedness.

During the three months ended March 31, 2010 the total amounts owing on the note payable were extinguished as a result of the share exchange with Ore-More as noted in Note 2.

7. ASSET RETIREMENT OBLIGATIONS

Changes in the carrying amounts of the asset retirement obligations associated with the Company’s oil and natural gas properties are as follows:

Asset retirement obligations, December 31, 2009	$1,285,614
Foreign exchange	39,503
Accretion	25,792
Asset retirement obligations, March 31, 2010	$1,350,909

At March 31, 2010, the estimated total undiscounted amount required to settle the asset retirement obligations was $3,132,778 (December 31, 2009 - $3,033,143). These obligations will be settled at the end of the useful lives of the underlying assets, which currently extends up to 15 years into the future. This amount has been discounted using a credit adjusted risk-free interest rate of 7.5% and a rate of inflation of 2.5%.

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

	March 31, 2010
	Weighted average Exercise
	Price	Shares
Outstanding at beginning of period	$0.57	6,060,000
Options Granted	-	-
Options cancelled	1.50	(200,000)
Outstanding at end of period	0.54	5,860,000
Exersicable at end of period	$1.43	1,196,667

Significant option groups outstanding at March 31, 2010 and  December 31, 2009 and related weighted average price and life information follow:

	Outstanding				Exerciseable
Range of exersise Price	Number outstanding at March 31, 2010	Weighted Average remaining Contracual life	Weighted average Exercsie Price	Aggregate intrensic value	Number outstanding at March 31, 2010	Weighted average Exercise price	Aggregate Intrensic Value
.28-1.28	4,855,000	4.08	0.32	-	225,000	1.02	-
1.29-2.28	905,000	1.66	1.44	-	905,000	1.44	-
2.29-3.28	100,000	2.67	2.58	-	66,667	2.58	-

A summary of options granted and outstanding under the plan is presented below.

		Nonvested Options	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2009		4,756,670	0.25
	Granted	-	-
	Vested	(93,334)	0.72
	Forfeited	-	-
Nonvested at March 31, 2010		4,663,336	0.24

Warrants

During years ended December 31, 2006, 2007, 2008 and 2009, the Company, as part of certain private placement financings, issued warrants that are exercisable in common shares of the Company. A summary of such outstanding warrants follows:

	Exercise Price ($)	Expiry Date	Equivalent Shares Outstanding	Weighted Average Years to Expiry
Issued June 30, 2006	3.50	Jun. 30/11	1,130,000	1.25
Issued June 18, 2008	3.50	Jun. 18/10	1,300,000	0.22
Balance March 31, 2010			2,430,000	0.70

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

A summary of options granted and outstanding under the plan is as follows

March 31, 2010
Weighted average Exercise
Price	Shares
$0.81	850,000
1.30	195,000
-	-
0.83	1,045,000
$0.65	266,670

Outstanding				Exerciseable
Number outstanding at March 31, 2010	Weighted Average remaining Contracual life	Weighted average Exercsie Price	Aggregate intrensic value	Number outstanding at March 31, 2010	Weighted average Exercise price	Aggregate Intrensic Value
750,000	3.73	0.65	-	266,670	0.65	-
295,000	4.58	1.30	-	-	-	-
1,045,000		0.83		266,670	0.65	-

9. NON CONTROLLING INTEREST

Net Income Attributable to Kodiak Petroeum and Transfers (to) from Noncontolling interst for the three months ended March 31, 2010

Net loss attributable to Kodiak	$294,829
Transfer (to) from the non-controlling interest
Non-controlling interst percentage	35.48%
Change from net income attributable to Kodiak Energy and transfer (to) from non-controlling interest	104,605

10. LOSS PER SHARE

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows:

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Numerator:
Numerator for basic and diluted loss per share.
Net loss	4,612,285	(500,353)
Denominator:
Denominator for basic and diluted loss per share
Weighted average shares outstanding	110,407,186	110,023,998
Contingent Thunder shares	-	2,500,000

Denominator for diluted loss per share
Weighted average shares outstanding	110,407,186	112,523,998
Basic and diluted loss per share	$0.04	$0.005

Basic loss per share is based on the weighted average number of shares outstanding during the periods. Diluted loss is per share is based on the weighted average number of shares and all dilutive potential shares outstanding during the periods. The Company had outstanding stock options and warrants as at March 31, 2010 and  2009, as disclosed in note 11 that were antidilutive due to the net loss of those periods.

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of March 31, 2010 and 2009, the Company had lease commitments for vehicles, office rent and office equipment.  The following lease commitments for the years shown:

	March 31, 2010	March 31, 2009
Amounts payable in:
2010	$113,112	$19,575
2011	166,642	23,856
2012	162,337	3,172
2013	$39,797	$-

12. FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

The Company adopted the provisions of SFAS No. 157 that relate to our financial assets and financial liabilities (“financial instruments”). SFAS No. 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:

•	Level 1: consists of financial instruments whose value is based on quoted market prices for identical financial instruments in an active market
•
Level 2: consists of financial instruments that are valued using models or other valuation methodologies. These models use inputs that are observable either directly or indirectly; Level 2 inputs include (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) pricing models whose inputs are observable for substantially the full term of the financial instrument and (iv) pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument

•
Level 3: consists of financial instruments whose values are determined using pricing models that utilize significant inputs that are primarily unobservable, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair market requires significant management judgment or estimation

The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial instruments and their classification within the fair value hierarchy. As required by SFAS No. 157, financial instruments are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There have been no changes in the classification of any financial instruments within the fair value hierarchy and did not result in any material changes.

13. RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2010, the Company paid $Nil (March 31, 2009 – $24,107), to Harbour Oilfield Consulting Ltd., a company owned by the Vice-President Operations of the Company for consulting services. Of this amount, $nil (March 31, 2009 - $6,910) was capitalized to Unproved Oil and Gas Properties and $nil (March 31, 2009 -$17,197) was charged to General and Administrative Expense.

For the three months ended March 31, 2010 and 2009, the Company paid $9,681 (March 31, 2009 - $38,263) to Director and the former Chief Financial Officer.  Of this amount, $10,214 was payable at March 31, 2010.  The company paid $28,706 to a company owned and controlled by the chairman of the company.  Of this amount, $10,337 was payable on March 31, 2010.  The company paid the wife of the chairman of the company $6,565.  Of this amount, $5,210 was outstanding on March 31, 2010.  These amounts were charged to General and Administrative Expense.

These related party transactions were non arm's length transactions in the normal course of business and agreed to by the related parties and the Company based on negotiations and Board approval and accordingly had been measured at the exchange amounts.

14. SEGMENTED INFORMATION
The Company’s two geographical segments are the United States and Canada. Both segments use accounting policies that are identical to those used in the consolidated financial statements. The Company’s geographical segmented information is as follows:

	For the three months ended March 31, 2010
	U. S.	Canada	Total

Revenue, net of royalties	-	725,393	725,434
Net Loss	4,148,064	(464,221)	3,683,843
Capital Assets	7,130,970	20,724,892	27,855,862
Total Assets	7,136,824	23,474,176	30,611,000
Capital Expenditures	160	2,130,374	2,130,534

	For the three months ended March 31, 2009
	U. S.	Canada	Total

Revenue, net of royalties	$-	$-	$-
Net Loss	16,447	488,150	504,597
Capital Assets	11,257,147	25,111,091	36,368,238
Total Assets	11,262,603	25,569,261	36,831,864
Capital Expenditures	6,558	236,335	242,893

15. CHANGES IN NON-CASH WORKING CAPITAL

	For the three Months Ended March 31, 2010	For the three Months Ended March 31, 2009	For the three Months Ended March 31, 2008
Operating Activities:
Accounts Receivable	$(249,734)	$(7,006)	$648,919
Prepaid Expenses and Deposits	(16,427)	5,896	(10,457)
Accounts Payable	(15,969)	308,670	21,131
Other Debt	(45,501)	-	-
Accrued Liabilities	(198,250)	(104,485)	(56,129)
Total	$(525,881)	$203,075	$603,464

Investing Activities
The total changes in investing activities non-cash working capital accounts, which is detailed below, pertains to capital asset additions and has been included in that caption in the Statement of Cash Flow:

Accounts Receivable	(13,902)	(6,293)	$185,155
Prepaid Expenses and	(1,719)	1,344	18,874
Deposits	-	-	155,976
Accounts Payable	712,393	(19,022)	(19,253)
Accrued Liabilities	-	-	2,252,012
Total	$696,772	$(23,971)	$2,592,764

Financing Activities
The total changes in financing activities non-cash working capital accounts, which is detailed below, pertains to shares issued and issuable and has been included in that caption in the Statement of Cash Flow:

Account Receivable		(637)	$-
Deposits and Prepaids	-	-
Accounts Payable		(33,515)	(113,468)
Accrued Liabilities	-	5,946	-
Note Payable to Related Party	0	(14,606)	-
Total	$0	$(42,812)	$-113,468

Total Change in Non Cash	$170,891	$136,292	$3,082,760

16. SUBSEQUENT EVENTS

Subsequent to March 31, 2010 Cougar Oil and Gas issued 2,625,584 shares  to various third parties reducing Kodiak  interest in their subsidiary from 64.52% at March 31, 2010 to 61.6% at the time of this filing.

Also following March 31, 2010, Kodiak purchased additional working interests in various producing wells in its core area of Trout.  For $200,000 subject to normal industry adjustments is are due to close in the second quarter of 2010.

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

PLAN OF OPERATION
Oil and Gas Leases and Development Rights

As of  March 31, 2010, we had approximately ~~130~~ 80 leases covering approximately ~~285~~256,949 gross acres. The typical oil and gas lease provides for the payment of royalties to the mineral owner for all oil or gas produced from any well drilled on the lease premises. This amount typically ranges from 12% to 30% resulting in a 70% to 88% net revenue interest to us.

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

                In Q1, 2010, the Corporation elected to allow approximately 29,000 acres of mineral rights to expire. These mineral rights were leased from the State of New Mexico and had more than a year left on their initial lease term. After reviewing the New Mexico project results to date the Corporation reviewed all of the New Mexico properties and determined this specific acreage was situated too far from the regional carbon dioxide pipeline and it would be unlikely to be developed prior to expiry resulting in additional rental fees and administration costs. The Corporation remains confident that the remaining mineral leases are the most strategically valuable to successfully develop the Sofia carbon dioxide resources.

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

In the Sofia and Speardraw Areas, northeast New Mexico as of December 31, 2009, we held CO2 and oil and gas leases on approximately 47,805 gross acres, of which approximately 47,805 gross acres (100%) are not currently held by production. There are no lease expiries in 2010.

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

As our projects in Kodiak - EL 413 and Sofia New Mexico - were long term projects and subject to external influences such a commodity prices, pipeline status, overall investment climate and etc, it has been difficult to raise equity financing for such purposes in the last 18 to 24 months.  During this time we reduced internal costs to a minimum and continue to hold Kodiak’s costs at that level.
Based on advice from the investment community on how to finance going forward and the stage of the projects that Kodiak was at, it was decided to place the CREEnergy project into a subsidiary and finance that project in conjunction with Lucy, as a Canadian conventional Oil and Gas operations based subsidiary.  In that way specific financing could be raised with equity initially for this project and then as it matured into non conventional debt and finally into conventional debt instruments.Thus Cougar Energy was born.
To have arranged the private placements into Kodiak at the time of the world recession would have been at such a discount to the already depressed market as to have been very dilutive to the Kodiak shareholders.  We tried very hard for many months to arrange financing during those difficult times – in Canada, Europe and various institutions in the USA.
Some of the term sheets offered  by the various investment banks would have resulted in a material change of control of the company  due to the discount to the share price and the size of the required placement, or the ownership of the actual projects would have changed  or both and thus potentially lost opportunities to the existing shareholders. Ultimately we succeeded through hard work and persistence and are succeeding with the plan by making small steps toward the final goal.

We financed the CREEnergy project and Cougar operations, with small private placements with accredited small investors in Canada and Europe as per the regulations, for the first 10 months. Then as the acquisitions presented opportunities, we found a bridge loan and a vendor take back to close the acquisition.  Please read the management discussion posted on the Cougar web site.
Subsequently we reached an agreement with OreMore ( Cougar Oil and Gas Canada, Inc)  who had previously bought the bridge loan (which had been guaranteed by both Cougar and Kodiak) – to merge Cougar Energy into OreMore in exchange for issuing shares of Oremore to Kodiak  and cancelling the bridge loan debt.  Thus we retained the project through ownership of shares of and positions on the Board of Directors of Oremore.
The result was Cougar Oil and Gas Canada – who has a strong future and Kodiak retains a 64.52% of the outstanding shares at this time.
Kodiak in the agreements has the rights to retain a majority interest in Cougar Oil and Gas Canada going forward by participating in any financing and as Cougar shows success expected both short and long term, we believe that Kodiak will start to see that reflected in the Kodiak share price.

Canada

Through Kodiak’s majority interest in Cougar Oil and Gas Canada,  the Company’s focus has developed into the definitive projects of:

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

 The Company expects to finance its future capital expenditure programs and acquisitions with combinations of revenue from current operations, debt instruments, farm-outs, equity financings and divestitures, depending upon what vehicle is appropriate to the capital program/acquisition and the overall market economy. A 6 to 12 month payback will be used to benchmark all such capital programs for financing purposes. A brief description of the Company’s properties and activities is described below. For a more detail description of the properties to better understand the planned operations.

 Cougar Trout Properties, Alberta (Core Area)

 The following is a summary of the various properties plan of developments:

Farmin (June 2009) . A 100% working interest  in 28 sections of land in the area of the CREEnergy Project, northwest of Red Earth Creek, Alberta – pay 100% to earn 100% with a 3% gross overriding royalty (GOR) upon earning to the vendor.

A drilling program has been prepared for one initial well and two subsequent wells. Contingent upon financing, this program will be evaluated and funds allocated to the best net back between this gas project and the other oil developments.  A minimum 18 month payback criteria will be used prior to assigning capital to this project.

Private Company Production and Property Acquisitions (2009) . The existing infrastructure and initial production on the acquired properties enables the Company to realize higher netbacks and focus on deploying capital to the drill bit and development work.  Additional details include:
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

 Metrics for review of progress

As of December 31, 2009, the average production was 125 bbl/d net of light sweet crude oil at an average operating cost of CAD$20.00 to CAD$25.00/bbl.

As of March 31, our average net production was approximately 150bbl/d. Our overall acquisition costs have dropped from $74K per flowing barrel to approximately $25K per flowing barrel as a result of the reactivation and maintenance work performed on the properties. Continued low risk development work is adding additional production at a cost of approximately $10K to $15K per flowing barrel. Production has increase 17% over previous quarter, Revenue has increased 27% over previous quarter, Operating costs have lowered 37% over previous quarter and operating net backs have increased 120% over previous quarter.

Subsequent Maintenance and Development Programs

Prior to the production and property acquisitions, the Company conducted a detailed review of the properties in public domain petroleum records over last 5 to 7 years and with a comparison to other operators in the area.  The Company’s operations and geological teams have determined a strong potential to increase production through normal maintenance activities. These activities include utilizing existing technologies that have proven success in similar maintenance and optimization programs in the area.  Some of these normal maintenance activities include and are not limited to:
•	Acid wash of perforations
•	Use of enhanced chemical treatment programs to improve inflow
•	Setting of bridge plugs to seal off water
•	Cleanouts
•	Re perforating
•	Drill out plugs and open up previously unproduced zones
•	Repairs to wells with separated rods
•	Plug off water sources with no resulting loss of production
•	Pump and well site equipment optimization
•	Waterflood programs – future
•	Horizontal drilling – future

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

Consolidate the Trout Area

 To further enhance our economies of scale, we intend to be aware of other acquisition opportunities in the area. Consistent with our strategy to improve our financial flexibility, we intend to make acquisitions utilizing either equity and/ or debt instruments.  See subsequent notes re post March 31 developments

Develop Trout Area Assets

 We intend to prudently develop this acreage position by redeploying cash flow generated from area operations. We are currently evaluating a series of developmental drilling locations in addition to several step out drilling locations on land we currently hold, with the goal of adding incremental reserves and cash flow. As we are focused on locations in areas with existing infrastructure, we expect our development plan to have a near-term material impact on our proved reserves and production. We believe investing in this area is the most expedient way for us to improve our financial flexibility and return on capital.

We also plan to acquire addition lands through the defined provincial posting process – as we do geological studies, additional targets within the overall seismic which we purchased covered areas is showing some opportunities – although higher risk, but higher rewards are possible and potentially to add production via the drill bit at an estimated find and development cost of $5 to $7 per barrel..

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

 At this time Cougar Energy is under negotiations to vend part of their mineral leases located within the TLE claim to CREEnergy for fair market value, to provide direct ownership and participation to the communities in the Oil and Gas mineral rights and associated operations. These discussions are reaching a mature level and legal is formalizing the documentation.

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

In Summary

 The Company plans to aggressively develop and explore its newly acquired Cougar assets. A maintenance and development program was planned for the winter work season of 2009/2010 which was implemented and  which attained the expected goals on a well by well basis, however we are now limited in some cases by pump sizes and after break up will start moving pumpjacks and downhole equipment to better take advantage of the workover programs performed in February and March.   Addition maintenance programs will be initiated in post break up through into the following winter.  Drilling programs will be planned for the fourth quarter of 2010 where the seismic data supports the effort and expense and further drilling will be based on the results of the initial wells.

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

In Q1, 2010 the Company has made the strategic decision to allow some New Mexico properties to expire rather than continue to pay additional rental costs on lands which are not located in what has been identified as the most valuable project areas. These lands can be renominated for leases in the future if the Company determines they will be required.

FINANCIAL INFORMATION

Operating Results

Kodiak continues production on its developed assets which began in the fourth quarter of 2009. As there are no comparisons for this quarter year over year the information set forth is for this present quarter only, three months ending March 31, 2010.

Net Loss for the three months ended March 31, 2010 totaled $4,612,285 (March 31, 2009 - $500,535). The increase loss is mainly due to the one time asset write down of a un developed US property in the amount of $4,144,000.

General and administrative for the three months ended March 31, 2010 was $652,530 (March 31, 2009 - $493,462).  The increase is due to the increased costs associated with being an operating entity.

Interest expense for the three months ended March 31, 2010 was $76,260 (March 31, 2009 - $211).  The increased is as result of the company using banking debt to help finance daily operations.  Prior to this period the Company did not have the any operating lines of credit.

Depletion, depreciation and accretion including ceiling test impairment write-downs includes the cost of depletion and depreciation relating to production from producing properties in the quater, ceiling test impairment write-downs and the cost of depreciation relating to office furniture and equipment. Costs attributable to certain US cost center properties were determined to be unsupportable and, as a result, asset write-downs of $4,144,000(March 31,2009 - Nil were recorded and included in this expense.

Financial Condition and Changes in Financial Condition:

The Company’s total assets have decreased to $29,017,258 as at March 31, 2010 from $31,943,001 as at December 31, 2009, and from $36,831,864 March 31, 2009. These decreases are sustainably due to  write-downs of  its unproved properties of  $4,410,309. Total assets consist of cash and other current assets of $854,938 (December 31, 2009 - $296,153).

The Company has included in oil and gas properties evaluated and unevaluated properties. Evaluated properties net of accumulated depreciation, depletion and amortization was$5,239,357 (December 31, 2009 - $4,657,403l).  Unevaluated properties decreased to $22,548,799 from $26,081,786 on December 31, 2009.  The major difference  write-down of undeveloped properties  $4,410,309.  There  was  requirement for a ceiling test write down for the period ending March 31, 2010.

Other assets  increase marginally to $306,458 as of March 31, 2010  (December 31, 2009 - $296,153 3).  The increase is due to the increase in deposit held by regulatory bodies for operational  and environmental deposits.

Our total current liabilities increased $294,141 to $4,745,669 (December 31, 2008 - $4,451,528). The net increase is due to increases in accounts payable  and current portions of  long-term debt and a decrease in  notes payable. Accounts payable and accrued liabilities increased to $3,046,835(December 31, 2009 - $2,548,661).  The increase is due to increased work activity during the quarter and capital spending. Notes payable were paid out in the quarter and decreased to Nil at March 31, 2010(December 31, 2009 - $1,364,036)  This was offset by an increase in the current portion of long term debt of $766,225.

 We had long term liabilities of $3,315,282 (December 31, 2009 - $3,400,489).  This decrease is due to the nature of payment term on the companys debt and the classification between current and long-term debt.  Asset retirement obligations increased $65,295 for the quarter to $1,350,909 (December 31, 2009 - $1,285,614) The increase is a result of accretion expense of $ 24,032 (March 31, 2009 – nil) and actual costs incurred.

Liquidity and Capital Resources

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

PETROLEUM AND NATURAL GAS AND RELATED HYDROCARBON PRICES

The Company’s revenues are derived from the sale of its crude oil and natural gas production. The prices for oil and gas remain extremely volatile and sometimes experience large fluctuations as a result of relatively small changes in supply, weather conditions, economic conditions and government actions. From time to time, the Company  may enter into derivative financial instruments to manage oil and gas price risk.

The Company may utilize fixed price “swaps,” which reduce the Company’s exposure to decreases in commodity prices and limit the benefit the Company might otherwise have received from any increases in commodity prices.

The Company may utilize price “collars” to reduce the risk of changes in oil and gas prices. Under these arrangements, no payments are due by either party as long as the market price is above the floor price and below the ceiling price set in the collar. If the price falls below the floor, the counter-party to the collar pays the difference to the Company, and if the price rises above the ceiling, the counter-party receives the difference from the Company.

Kodiak may purchase “puts” which reduce the Company’s exposure to decreases in oil and gas prices while allowing realization of the full benefit from any increases in oil and gas prices. If the price falls below the floor, the counter-party pays the difference to the Company.

The Company may enter into various agreements from time to time to reduce the effects of volatile oil and gas prices and does not enter into derivative transactions for speculative purposes. However, under certain circumstances some of the Company’s derivative positions may not be designated as hedges for accounting purposes The Company’s oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices. Declines in oil and gas prices reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves). Declines in oil and gas prices can reduce the value of our oil and gas properties and increase impairment expense, as occurred in 2009.

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

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable

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

KODIAK ENERGY, INC.
(Registrant)

Dated: May 17, 2010	By: /s/ William S. Tighe
William S. Tighe
Chief Executive Officer