Form 10-Q
period 2010-06-30
KODIAK ENERGY, INC.
filed 2010-08-13
CIK 1109553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes    X     No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 110,407,186 common shares, $.001 par value, as at August 13, 2009.

KODIAK ENERGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KODIAK ENERGY, INC.
Condensed Consolidated Balance Sheets
(Going Concern Uncertainty-Note 1)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets:
Cash and short term deposits	$27,342	$2,058
Accounts receivable	609,681	403,907
Prepaid expenses and deposits	178,500	151,390
Total current assets	815,523	557,355

Other assets	292,451	296,153

Goodwill (Note 3)	1,945,625	-

Oil and natural gas properties, Full cost accounting (Note 4)
Devaluated properties	7,919,254	6,823,400
Less accumulated depreciation, depletion and amortization	(2,703,554)	(2,165,997)
Net	5,215,700	4,657,403
Undeveloped properties excluded from amortization	21,765,530	26,081,786
Furniture and fixtures, net	61,725	64,862
	27,042,955	30,804,051

Total assets	$30,096,554	$31,657,559

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$2,449,535	$2,267,139
Accrued liabilities	379,520	281,522
Operating line of credit (Note 6)	1,127,184	-
Note payable (Note 2)	-	1,364,036
Current debt (Note 7)	1,212,222	538,831
Total current liabilities	5,168,461	4,451,528

Long-term liabilities (Note 7)	2,975,230	3,400,489

Asset retirement obligations (Note 8)	1,350,869	1,285,614

Total liabilities	9,494,560	9,137,631

Stockholders' equity
Preferred stock, par value: $0.001 per share; 10,000,000 shares authorized, nil issued and outstanding	-	-
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 110,407,186 shares issued and outstanding as of June 30, 2010 and December 31, 2009	110,407	110,407
Additional paid in capital	50,785,117	50,851,469
Accumulated comprehensive gain (loss)	212,293	(416,905)
Deficit	(33,293,543)	(28,283,170)
Stockholders' equity attributable to Kodiak Energy, Inc.	17,814,274	22,261,801
Non controlling interest	2,787,720	258,127
Total stockholders' equity	20,601,994	22,519,928

Total liabilities and stockholders' equity	$30,096,554	$31,657,559

The accompanying notes are an integral part of these condensed financial statements

KODIAK ENERGY, INC.
Condensed Consolidated Statements of Operations
(Going Concern Uncertainty-Note 1)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
REVENUE:
Oil sales	$939,872	$-	$1,665,265	$-
Other	3,536	-	3,577	-
Total revenue	943,408	-	1,668,842	-

EXPENSES:
Operating	471,531	1,002	774,766	2,172
General and administrative	628,201	356,427	1,280,721	849,889
Depletion and depreciation	370,954	16,034,536	4,781,263	16,042,324
Interest	86,093	93	162,353	304
Total expenses	1,556,779	16,392,058	6,999,103	16,894,689

Net loss from operations	(613,371)	(16,392,058)	(5,330,261)	(16,894,689)

OTHER INCOME (EXPENSE):
Gain on settlement of debt	72,657	-	72,657	-
Loss on disposal of assets	-	-	-	(2,164)
Interest income	792	725	792	923

Net loss before income taxes	(539,922)	(16,391,333)	(5,256,812)	(16,895,930)

Income taxes	-	-	-	-

Net loss	(539,922)	(16,391,333)	(5,256,812)	(16,895,930)

Non controlling interest	141,834	11,780	246,439	15,842

NET LOSS ATTRIBUTABLE TO KODIAK ENERGY, INC.	$(398,088)	$(16,379,553)	$(5,010,373)	$(16,880,088)

Loss per common share (basic and fully diluted)	$(0.00)	$(0.15)	$(0.05)	$(0.15)

Weighted average number of shares outstanding (basic and fully diluted)	110,407,186	110,023,998	110,407,186	110,023,998

Comprehensive loss:
Net loss	$(398,088)	$(16,379,553)	$(5,010,373)	$(16,880,088)
Foreign currency translation gain (loss)	1,840,031	4,418,525	629,198	3,933,458

Comprehensive loss:	1,441,943	(11,961,028)	(4,381,175)	(12,946,630)
Comprehensive loss attributable to non controlling interest	141,834	11,780	246,439	15,842

Comprehensive loss attributable to Kodiak Energy, Inc.	$1,583,777	$(11,949,248)	$(4,134,736)	$(12,930,788)

The accompanying notes are an integral part of these condensed financial statements

KODIAK ENERGY, INC.
Condensed Consolidated Statement of Shareholders' Equity
From January 1, 2010 through June 30, 2010
(Going Concern Uncertainty-Note 1)
(Unaudited)

					Additional	Other			Total
	Preferred shares		Common shares		Paid in	Comprehensive	Accumulated	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Interest	Equity
Balance, January 1, 2010	-	$-	110,407,186	$110,407	$50,851,469	$(416,905)	$(28,283,170)	$258,127	$22,519,928

Stock based compensation	-	-	-	-	324,070	-	-	-	324,070

Effect of change in ownership of majority owned subsidiary	-	-	-	-	236,519	-	-	129,956	366,475

Disposition of non-controlling interest in Cougar Energy, Inc.	-	-	-	-	(626,941)	-	-	(258,127)	(885,068)

Foreign currency translation	-	-	-	-	-	629,198	-	-	629,198

Non-controlling interest in Cougar Oil and Gas	-	-	-	-	-	-	-	2,904,203	2,904,203

Net loss	-	-	-	-	-	-	(5,010,373)	(246,439)	(5,256,812)

Balance, June 30, 2010	-	$-	110,407,186	$110,407	$50,785,117	$212,293	$(33,293,543)	$2,787,720	$20,601,994

The accompanying notes are an integral part of these condensed financial statements

KODIAK ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Going Concern Uncertainty-Note 1)
(Unaudited)

	Six months ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,010,373)	$(16,880,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from non controlling interest, net of tax	(246,439)	(15,842)
Depreciation and depletion	4,781,263	16,042,324
Accretion of discount on debt	139,207	-
Accretion of asset retirement obligation	45,376	-
Stock based compensation	324,070	294,719
Gain on settlement of debt	(72,657)	-
Loss on disposal of fixed assets	-	(2,164)
Working capital changes (Note 16)	5,712	193,432
Net cash used in operating activities	(33,841)	(367,619)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,135,950)	(394,186)
Purchases of other assets	-	(14,293)
Net cash used in investing activities	(1,135,950)	(408,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares issued or issuable	-	(98,648)
Advances on the revolving line of credit	1,127,184	472,890
Non controlling interest contribution	-	416,339
Net proceeds from long term debt	227,083	1,874
Net cash provided by financing activities	1,354,267	792,455

Effect of foreign currency rate change on cash	(159,192)	(42,245)

Net increase (decrease) in cash and cash equivalents	25,284	(25,888)

Cash and cash equivalents, beginning of period	2,058	75,175
Cash and cash equivalents, end of period	$27,342	$49,287

The accompanying notes are an integral part of these condensed financial statements

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

1. ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements include the accounts of Kodiak Energy Inc. and subsidiaries (collectively “Kodiak”, the “Company”, “we”, “us” or “our”), and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

2.  PURCHASE OF SUBSIDIARY

On January 25, 2010, the Company, through its subsidiary Cougar Energy Inc. (“Cougar”), completed its merger with Ore-More Resources (“Oremore”) with the issuance of  36,0876,972 (12,692,324 pre split)(b) shares of Ore-more for 8,461,549 shares of Cougar. In accordance with U.S. GAAP, the transaction was accounted for as a reverse acquisition and Cougar was deemed the accounting acquirer. Cougar’s net assets were carried forward at their existing accounting basis and all of Ore-Mores’ assets and liabilities were revalued at fair value as of the acquisition date. The consolidated financial statements of the Company for June 30, 2010 include the operations of Ore-More from January 1, 2010.  Ore-More contributed no revenue and immaterial earnings for the period January 1, 2010 to June 30, 2010.

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

2.  PURCHASE OF SUBSIDIARY
The following table summarizes the calculation of the fair value of consideration transferred to acquire Ore-more:

Cougar shares issued	5,630,913	(a)
Multiplied by	$0.61	(b)
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

Prior to the merger, Ore-more had acquired from a third party the right to collect debt of $1,357,713 from the Company. Pursuant to the merger agreement, in addition to issuing common shares to the Company, Ore-more extinguished the $1,357,713 note receivable and cancelled 12,200,000 of its own common shares. Following the closing of the transaction, Ore-More changed its name to Cougar Oil and Gas Canada, Inc.

Upon the completion of the merger, Kodiak directly hold approximately 64.58% of the outstanding shares of Cougar Oil and Gas Canada. This remaining 35.48% was accounted for by the Company as a non-controlling interest.

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

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

3. ACQUISITION OF NON CONTROLLING INTEREST OF COUGAR ENERGY, INC.

In April 2010, the Company’s majority owned subsidiary, Cougar Oil and Gas Canada, issued 2,940,228 shares of its common stock to acquire the outstanding 4.8% non controlling interest of Cougar Energy, Inc. The acquisition cost of $366,475 was valued based on the underlying fair value of the common stock issued at the time of the acquisition.  The excess of the purchase price over carrying value of the non controlling interest resulted in goodwill of $366,475.

Upon the completion of the acquisition, Kodiak directly holds approximately 61.56% of the outstanding shares of Cougar Oil and Gas Canada. This remaining 38.44% was accounted for by the Company as a non-controlling interest as part of stockholders’ equity at $2,787,720 as of June 30, 2010.

4. RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of May 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-14, "Accounting for Extractive Activities — Oil & Gas."  ASU 2010-14 amends paragraph 932-10-S99-1 due to SEC Release No. 33-8995, "Modernization of Oil and Gas Reporting."  The amendments to the guidance on oil and gas accounting are effective August 31, 2010, and are not expected to have a significant impact on the Company's financial position

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements. No pronouncements affecting our financial statements have been issued since the filing of our 2009 Annual Report on Form 10-K.

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

5. CAPITAL ASSETS

June 30, 2010:
	Cost	Accumulated Depreciation and Depletion	Net book Value June 30, 2010
Oil and Gas Properties:
Developed
Canada	$7,919,254	$2,703,554	$5,215,700

Undeveloped
Canada	32,045,784	17,410,720	14,635,064
United States	11,773,333	4,642,867	7,130,466
	43,819,117	22,053,587	21,765,530

Furniture and Fixtures	172,591	110,866	61,725
Total	$53,337,357	$25,481,494	$27,042,955

December 31, 2009:
	Cost	Accumulated Depreciation and Depletion	Net book Value December 31, 2009
Oil and Gas Properties:
Developed
Canada	$6,823,400	$2,165,997	$4,657,403

Undeveloped
Canada	32,441,500	17,634,524	14,806,976
United States	11,773,677	498,867	11,274,810
	44,215,177	18,133,391	26,081,786

Furniture and Fixtures	168,166	103,304	64,862
Total	$51,206,743	$20,402,692	$30,804,051

During the six months ended June 30, 2010, the Company capitalized $7,402 (June 30, 2009 - $92,518) of general and administrative personnel costs attributable to acquisition, exploration and development activities.   Future capital costs included in the depletion calculation for June 30, 2010 were $539,170 (June 30, 2009 - Nil)

There were no additions to Canadian undeveloped properties during the six months ended June 30, 2010.  Changes are a result of foreign currency translation.

Full Cost Accounting Ceiling Test on Canadian Proved Oil and Gas Properties

At June 30, 2010, a ceiling test was performed on the Company's properties subject to depletion. Costs of unproved properties aggregating $21,765,530 and future abandonment costs of $299,643 have been excluded from this test. This test disclosed that the carrying costs of the Company's depletable Canadian properties did not exceeded their net present value and consequently no ceiling write-down was required.

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Unproved Properties

During the six months ended June 30, 2010 certain unproved properties in the United States were allowed to expire.  These properties were removed from undeveloped properties at their carrying value of $4,144,344 and have been included in depletion and depreciation the statement of operations.

6 . OPERATING LINE OF CREDIT

During the six months ended June 30, 2010 the Company reached formal agreement with a Canadian bank for two credit facilities. The first credit facility is a revolving demand loan in the amount of Cdn$1,485,000 bearing an interest rate of prime interest plus 3.5%. The second credit facility is a non-revolving acquisition/development demand loan bearing an annum interest rate of prime plus 3.0%. Under the terms of the Agreement, the two credit facilities are committed for the development of existing proved non-producing /undeveloped petroleum and natural gas reserves. As at June 30, 2010 $1,127,184 of the revolving line was drawn (December 31, 2009 – Nil) .  There was Nil drawn on the second facility.

7. LONG TERM AND SHORT TERM LIABILITIES

The Company has the following liabilities:

June 30, 2010
Amount due to vendor of acquired properties present value of total amount due	$4,086,042
Deposit obligation relating to undeveloped properties	44,920
Amount of discount to be accreted in the future (at 7.5% annually - .0625% per month)	(509,290)
Total Amount due	3,621,672
Less: Current portion	646,442
Long-term portion	$2,975,230

Current portion of long-term debt	$646,442
Other short-term debt	565,780
Total short-term debt	$1,212,222

The Company has the right to prepay the vendor loan in full, without penalty, semi-annually commencing March 31, 2010 at a proportionate discount to the original purchase price. The indebtedness is secured by a debenture covering a fixed and floating charge over Cougar's interest in the acquired properties.

During the six months ended June 30, 2010, non cash interest of $139,207 was recorded as interest expense in relation to the discount on the vendor acquired indebtedness.

During the six months ended June 30, 2010 the total amounts owing on the note payable were extinguished as a result of the share exchange with Ore-More as noted in Note 2.

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

8. ASSET RETIREMENT OBLIGATIONS

Changes in the carrying amounts of the asset retirement obligations associated with the Company’s oil and natural gas properties are as follows:

Asset retirement obligations, December 31, 2009	$1,285,614
Foreign exchange	1,175
Additions	18,704
Accretion	45,376
Asset retirement obligations, June 30, 2010	$1,350,869

At June 30, 2010, the estimated total undiscounted amount required to settle the asset retirement obligations was $3,066,997 (December 31, 2009 - $3,033,143). These obligations will be settled at the end of the useful lives of the underlying assets, which currently extends up to 15 years into the future. This amount has been discounted using a credit adjusted risk-free interest rate of 7.5% and a rate of inflation of 2.5%.

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

	June 30, 2010
	Weighted average Exercise
	Price	Shares
Outstanding at beginning of period	$0.57	6,060,000
Options granted	-	-
Options forfeited	1.25	(555,000)
Outstanding at end of period	0.54	5,505,000
Exercisable at end of period	$0.73	2,371,667

Significant option groups outstanding at June 30, 2010 and December 31, 2009 and related weighted average price and life information follow:

	Outstanding				Exercisable
Range of Exercise Price	Number outstanding at June 30, 2010	Weighted Average remaining Contractual life	Weighted average Exercise Price	Aggregate intrinsic value	Number outstanding at June 30, 2010	Weighted average Exercise price	Aggregate Intrinsic Value
.28-1.28	4,725,000	3.89	0.32	-	1,625,000	1.02	-
1.29-2.28	680,000	1.40	1.41	-	680,000	1.41	-
2.29-3.28	100,000	2.42	2.58	-	66,667	2.58	-

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

A summary of options granted and outstanding under the plan is presented below.

		Nonvested Options	Weighted-Average Grant Date Fair Value
Non vested at December 31, 2009		4,756,667	0.25
	Granted	-	-
	Vested	(1,523,334)	0.26
	Forfeited	(100,000)	0.19
Non vested at June 30, 2010		3,133,333	0.25

  Cougar Oil and Gas Canada Stock Option Plan

Cougar Oil and Gas Canada has a stock option plan under which it may grant options to its directors, officers, employees and consultants for up to a maximum of 10% of its issued and outstanding common shares at market price at the date of grant for up to a maximum term of five years. Options are exercisable equally over the first three years of the term of the option.

A summary of options granted and outstanding under the plan is as follows

June 30, 2010
Weighted Average
Exercise Price	Shares
$2.02	35,000
2.38	600,000
$2.36	635,000

Outstanding				Exercisable
Number outstanding at June 30, 2010	Weighted Average remaining Contractual life	Weighted average Exercises Price	Aggregate intrinsic value	Number outstanding at June 30, 2010	Weighted average Exercise price	Aggregate Intrinsic Value
35,000	4.75	2.02	-	-	-	-
600,000	4.92	2.38	-	-	-	-
635,000		2.36		-	-	-

Cougar Energy, Inc. Stock Option Plan

Cougar Energy, Inc. has a stock option plan under which it may grant options to its directors, officers, employees and consultants for up to a maximum of 10% of its issued and outstanding common shares at market price at the date of grant for up to a maximum term of five years. Options are exercisable equally over the first three years of the term of the option.

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

A summary of options granted and outstanding under the plan is as follows

June 30, 2010
Weighted Average
Exercise Price	Shares
$0.65	625,000
1.30	295,000
$0.86	920,000

Outstanding				Exercisable
Number outstanding at June 30, 2010	Weighted Average remaining Contractual life	Weighted average Exercises Price	Aggregate intrinsic value	Number outstanding at June 30, 2010	Weighted average Exercise price	Aggregate Intrinsic Value
625,000	3.54	0.65	-	208,336	0.65	-
295,000	4.34	1.30	-	-	-	-
920,000		0.86		208,336	0.65	-

Warrants

During years ended December 31, 2006, 2007, 2008 and 2009, the Company, as part of certain private placement financings, issued warrants that are exercisable in common shares of the Company. A summary of such outstanding warrants follows:

	Exercise Price ($)	Expiry Date	Equivalent Shares Outstanding	Weighted Average Years to Expiry
Issued June 30, 2006	3.50	Jun. 30/11	1,130,000	1.00

In accordance with FASB ASC 718, the Company uses the Black-Scholes option pricing method to determine the fair value of each warrant granted and the amount is recognized as additional expense in the statement of earnings over the vesting period of the warrants.

10. NON CONTROLLING INTEREST

A reconciliation of the non controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the six months ended June 30, 2010

Net loss attributable to Kodiak	$663,805
Transfer (to) from the non-controlling interest
Average non-controlling interest percentage	37.13%
Net loss attributable to the Company and transfer (to) from non-controlling interest	246,439

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

The following table summarizes the changes in Non Controlling Interest from December 31, 2009 to June 30, 2010:

Balance, January 1, 2010	$258,127
Transfer (to) from the non-controlling interest as a result of change in ownership (See Notes 2 and 3 above)	2,776,032
Net loss attributable to the Company	(246,439)
Net loss attributable to the Company and transfer (to) from non-controlling interest	2,787,720

11. LOSS PER SHARE

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows:

	For the three months ended June 30, 2010	For the three months ended June 30, 2009
Numerator:
Numerator for basic and diluted loss per share.
Net loss	(398,088)	(16,379,553)
Denominator:
Denominator for basic and diluted loss per share
Weighted average shares outstanding	110,407,186	110,023,998

Denominator for diluted loss per share
Weighted average shares outstanding	110,407,186	110,023,998
Basic and diluted loss per share	$(0.00)	$(0.15)

	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Numerator:
Numerator for basic and diluted loss per share.
Net loss	(5,010,373)	(16,880,088)
Denominator:
Denominator for basic and diluted loss per share
Weighted average shares outstanding	110,407,186	110,023,998

Denominator for diluted loss per share
Weighted average shares outstanding	110,407,186	110,023,998
Basic and diluted loss per share	$(0.05)	$(0.15)

Basic loss per share is based on the weighted average number of shares outstanding during the periods. Diluted loss is per share is based on the weighted average number of shares and all dilutive potential shares outstanding during the periods. The Company had outstanding stock options and warrants as at June 30, 2010 and 2009, as disclosed in note 9 that were anti dilutive due to the net loss of those periods.

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

12. COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of June 30, 2010 and 2009, the Company had lease commitments for vehicles, office rent and office equipment.  The following lease commitments for the years shown:

	June 30, 2010	June 30, 2009
Amounts payable in:
2010	$96,556	$13,666
2011	172,003	24,983
2012	167,752	-
2013	$42,409	$-

13. FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

The carrying amounts of financial instruments, which include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, other current liabilities, revolving credit facility and debt approximate their fair values due to their short maturities and variable interest rate on the revolving credit facility and fixed rates which approximate market rates on notes payable.

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

14. RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2010, the Company paid $Nil (March 31, 2009 – $24,107), to Harbour Oilfield Consulting Ltd., a company owned by the Vice-President Operations of the Company for consulting services. Of this amount, $nil (June 30, 2009 - $6,910) was capitalized to Unproved Oil and Gas Properties and $nil (June 30, 2009 -$17,197) was charged to General and Administrative Expense.

For the six months ended June 30, 2010 and 2009, the Company paid $19,135 (June 30, 2009 - $58,627) to Director and the former Chief Financial Officer.  Of this amount, $6,608 was payable at June 30, 2010.  The Company paid $57,876 to a Company owned and controlled by the chairman of the Company for management consulting services.  Of this amount, $9,863 was payable on June 30, 2010.  The Company paid the wife of the chairman of the Company $12,674 for administration consulting services.  Of this amount, $3,787 was outstanding on June 30, 2010.  These amounts were charged to General and Administrative Expense.

These related party transactions were non arm's length transactions in the normal course of business and agreed to by the related parties and the Company based on negotiations and Board approval and accordingly had been measured at the exchange amounts.

  15. SEGMENTED INFORMATION

The Company’s two geographical segments are the United States and Canada. Both segments use accounting policies that are identical to those used in the consolidated financial statements. The Company’s geographical segmented information is as follows:
	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	U. S.	Canada	Total	U. S.	Canada	Total
Revenue, net of royalties	$-	$943,408	$943,408	$-	$1,668,842	$1,668,842
Income during the Evaluation Period:	-	-	-	-	-	-
Net Loss	(4,209)	(393,879)	(398,088)	(4,152,273)	(858,100)	(5,010,373)
Capital Assets	7,132,466	19,910,489	27,042,955	7,132,466	19,910,489	27,042,095
Total Assets	7,135,892	22,960,663	30,096,555	7,135,892	22,960,663	30,096,555
Capital Expenditures	(1,496)	1,506,937	1,505,441	1,656	1,134,294	1,135,950

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	U. S.	Canada	Total	U. S.	Canada	Total
Revenue, net of royalties	$-	$-	$-	$-	$-	$-
Income during the Evaluation Period:	-	-	-	-	-	-
Net Loss	4,629	16,374,924	16,379,553	21,076	16,859,012	16,880,088
Capital Assets	11,277,319	14,031,951	25,309,270	11,277,319	14,031,951	25,309,270
Total Assets	11,281,042	14,576,735	25,857,777	11,281,042	14,576,735	25,857,777
Capital Expenditures	20,172	464,449	484,620	26,730	706,653	733,383

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

16. CHANGES IN NON-CASH WORKING CAPITAL

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Operating Activities:
Accounts Receivable	$(205,774)	(33,275)
Prepaid Expenses and Deposits	(23,410)	17,819
Accounts Payable	182,399	251,686
Accrued Liabilities	97,998	(42,798)
Other	(45,501)	-

Total	$5,712	193,432

17. SUBSEQUENT EVENTS

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through the date of filing.

On July 7, 2010, Cougar Oil and Gas Canada, Inc, a majority owned subsidiary of the Company acquired 2,176 hectares or 5,377 acres of mineral rights in Alberta, Canada.  The mineral rights are immediately adjacent to existing Trout leases and are all within the identified Trout Core Area. The lease types are a standard provincial 5 year Petroleum and Natural Gas lease including all formations from surface to basement. These leases will also benefit from the recently announced Alberta royalty incentives, which include a 5% New Well Royalty Rate for the first year of production.

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

PLAN OF OPERATION

Oil and Gas Leases and Development Rights

As our projects in Kodiak - EL 413 and Sofia New Mexico - were long term projects and subject to external influences such a commodity prices, pipeline status, overall investment climate and etc, it has been difficult to raise equity financing for such purposes in the last 24 months.  During this time we reduced internal costs to a minimum and continue to hold Kodiak’s costs at that level.

Based on advice from the investment community on how to finance going forward and the stage of the projects that Kodiak was at, it was decided to place the CREEnergy project into a subsidiary and finance that project in conjunction with Lucy, as a Canadian conventional Oil and Gas operations based subsidiary.  In that way, specific financing could be raised with equity initially for this project and then as it matured into non conventional debt and finally into conventional debt instruments.

To have arranged the private placements into Kodiak at the time of the world recession would have been at such a discount to the already depressed market as to have been very dilutive to the Kodiak shareholders.  We tried very hard for many months to arrange financing during those difficult times – in Canada, Europe and various institutions in the USA.

We financed the CREEnergy project and Cougar operations, with small private placements with accredited small investors in Canada and Europe, for the first 10 months. Then as the acquisitions presented opportunities, we found a bridge loan and a vendor take back to close the acquisitions.

Subsequently we reached an agreement with OreMore ( Cougar Oil and Gas Canada, Inc)  who had previously bought the bridge loan (which had been guaranteed by both Cougar and Kodiak) – to merge Cougar Energy into OreMore in exchange for issuing shares of Oremore to Kodiak  and cancelling the bridge loan debt.

The result was Cougar Oil and Gas Canada –and Kodiak retains a 64% of the outstanding shares at this time.

Kodiak in the agreements has the rights to retain a majority interest in Cougar Oil and Gas Canada going forward by participating in any financing and as Cougar shows success expected both short and long term, we believe that Kodiak will start to see that reflected in the Kodiak share price.

Canada

Through Kodiak’s majority interest in Cougar Oil and Gas Canada, the Company’s focus has developed into the definitive projects of:

•	Cougar Trout Properties, Alberta (Core Area) – farm-in and acquired lands in the Trout, Kidney and Equisetum fields;
•	CREEnergy Project, Alberta – mineral leases, exploration and development opportunities within the CREEnergy Agreement and several current and proposed Northern Alberta Treaty Land Entitlement Claims;
•	Lucy, British Columbia – Horn River Basin Muskwa shale gas project;
•	and Other Alberta properties.

The Company expects to finance its future capital expenditure programs and acquisitions with combinations of revenue from current operations, debt instruments, farm-outs, equity financings and divestiture, depending upon what vehicle is appropriate to the capital program/acquisition and the overall market economy. A 6 to 12 month payback will be used to benchmark all such capital programs for financing purposes.

A brief description of the Company’s properties and activities is described below. For a more detail description of the properties to better understands the planned operations –.

Cougar Trout Properties, Alberta (Core Area)

The following is a summary of the various properties plan of developments:

Farmin (June 2009) . A 100% working interest  in 28 sections of land in the area of the CREEnergy Project, northwest of Red Earth Creek, Alberta – pay 100% to earn 100% with a 3% gross overriding royalty (GOR) upon earning to the vendor.

Private Company Production and Property Acquisitions (Sept/Oct 2009) . The existing infrastructure and initial production on the acquired properties enables the Company to realize higher netbacks and focus on deploying capital on development work.  This is key to the development work planned.  Additional details include:
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

Metrics for review of progress

As of June 30, 2010, the average production is 205 bbl/d net of light sweet crude oil at an average operating cost of CAD$20.00 to CAD$25.00/bbl.

As of June 30, our overall acquisition costs have dropped from 74K per flowing barrel to $23K per flowing barrel. Low risk development work is adding additional production at $10K to $15K per flowing barrel. Production has increase 17% over previous quarters, Revenue has increased 27% over previous quarters, Operating costs have lowered 37% over previous quarters and operating net backs have increased 120% over previous quarters.

Subsequent Maintenance and Development Programs

Prior to the production and property acquisitions, the Company conducted a detailed review of the properties in public domain petroleum records over last 5 to 7 years and with a comparison to other operators in the area.  The Company’s operations and geological teams have determined a strong potential to increase production through normal maintenance activities. These activities include utilizing existing technologies that have proven success in similar maintenance programs in the area.  Some of these normal maintenance activities include and are not limited to:
•	Acid wash of perforations –
•	Use of enhanced chemical treatment programs to improve inflow – ongoing on all wells
•	Setting of bridge plugs to seal off water –
•	Cleanouts –
•	Re perforating –
•	Drill out plugs and open up previously unproduced zones –
•	Repairs to wells with separated rods –
•	Plug off water sources with no resulting loss of production – ongoing
•	Pump and well site equipment optimization – ongoing
•	Waterflood programs – future
•	Horizontal drilling – future

Continued Development of the Trout Area Through Systematic Operational Controls

As we develop our maintenance program through the Trout Area lands in north central Alberta, we will continue to utilize our economic model to drive efficiency and minimize costs. We will focus our maintenance program on industry best practices and continued technological enhancements to maximize our return on assets and capital deployed.

Consolidate the Trout Area

To further enhance our economies of scale, we intend to be aware of other acquisition opportunities in the area. Consistent with our strategy to improve our financial flexibility, we intend to make acquisitions utilizing either equity and/ or debt instruments.  See subsequent notes re post June 30 developments

Develop Trout Area Assets

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

Acquire addition lands through the posting process (see subsequent event note) – as we do geological studies, additional targets within the overall seismic which we purchased covered areas is showing some opportunities – although higher risk, but higher rewards are possible and potentially to add production via the drill bit at $5k to $8K per flowing barrel.

On May 28, 2010, Cougar Energy, closed an asset acquisition with a public company to increase the production and reserve value of the core Trout properties.

The acquisition included additional working interest and a royalty interest in seven Cougar Energy operated wells and a royalty interest in one non-operated well. The acquisition added approximately 9 barrels of net oil production per day and approximately $450,000 of proved reserves (reserve value estimate based on Cougar Energy's Dec. 31, 2009 independent reserve report). The updated ownership and reserve value will be included in the Corporations next independent reserve evaluation.

The purchase price for the acquisition was Cdn $215,000 and was funded from cash flow and Cougar Energy's previously announced credit facilities. The existing revenue and the new revenue from planned work programs will result in an expected payback of less than 12 months.

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

At this time Cougar Energy is under negotiations to vend part of their mineral leases located within the TLE claim to CREEnergy, to provide direct ownership and participation to the communities in the Oil and Gas mineral rights and associated operations. A formal offer has been tendered to CREEnergy and negotiations are ongoing.

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

Cougar Central Alberta Producing Properties

Private Company Production and Property Acquisition (completed October 1, 2009)

•	2 producing oil properties in the Crossfield and Alexander fields in Central Alberta.
•
100% working interest in the Crossfield property – 1 producing well with single well battery with approximately 5 barrels per day (bbl/d) net production – production continues to be stable with no capital commitment required.

•
55% working interest in the Alexander property – 1 shut in oil well with a single well battery, 1 suspended well. Expected production of approximately 10 bbl/d net production upon restarting shut in oil well after spring break up. – see subsequent event notes

In Summary

The Company plans to aggressively develop and explore its  Cougar assets. A maintenance and development program were planned for and implemented during the winter work season of 2009/2010 and  attained the expected goals on a well by well basis. Subsequent to that constraints due to pumping equipment was mitigated through moving pumpjacks and downhole equipment to better take advantage of the workover programs performed in February and March.   Ongoing maintenance programs will be initiated as cash flow is reinvested.  Drilling programs will be planned for the fourth quarter of 2010 where the seismic data supports the effort and expense and further drilling will be based on the results of the initial wells.

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

We have been in discussions with various parties on farm in agreements where by additional exploration on the properties would be conducted for deeper hydrocarbon prospects.  Kodiak would retain a working interest and overall management of the properties.

 FINANCIAL INFORMATION

Operating Results

Revenue

Kodiak continues production on its developed assets which began in the fourth quarter of 2009.  There are no operating revenue or expense comparables for the current quarter or six months year over year.

Net Loss attributable to Kodiak for the three months ended June 30, 2010 totaled $398,088 (June 30, 2009 - $16,379,553). Net Loss for the six months ended June 30, 2010 totaled $5,010,373(2009 - $16,880,088)The decrease in loss for the current periods is  due to a major asset write down of a undeveloped CAD property in the second quarter of 2009 in the amount of $16,169,130.

General and administrative expense for the three months ended June 30, 2010 was $628,201 (June 30, 2009 - $356,428).  General and Administrative expense for the six months ended June 30, 2010 totaled $1,280,721 (2009 - $849,889)The increases for the current periods are due to higher staffing levels, higher stock based compensation expense and reorganization costs dealing with a Kodiak subsidiary.

Interest expense for the three months ended June 30, 2010 was $86,093 (June 30, 2009 - $93).  The increase is a result of the Company’s borrowing to purchase the Trout properties as well as interest on the operating line.  Prior to this period the Company did not have the any operating lines of credit. Interest expense for the six months ended June 30, 2010 was $162,353 (June 30, 2009 - $304). The increase is due to the interest on the financing for the Trout property purchase and interest on the operating line, neither of which the Company had last year.

Depletion, depreciation and accretion including ceiling test impairment write-downs includes the cost of depletion and depreciation relating to production from producing properties in the quarter, ceiling test impairment write-downs and the cost of depreciation relating to office furniture and equipment.  Depletion and depreciation charges of $370,954 (June,2009 - $16,034,536) was recorded and included in this quarter. The decrease is due to a ceiling test write down recorded in the quarter ended June 30, 2009 for $16,169,130. Depletion and depreciation charges for the six months ended June 30, 2010 of $4,781,263 (June 30, 2009 - $16,042,324) were recorded and included in the period. The decrease was due to a ceiling test write down of $16,169,130 in 2009 vs a ceiling test write down of $4,144,000 as well as Depletion costs of $590,218 in 2010.  .

Financial Condition and Changes in Financial Condition:

The Company’s total assets have decreased to $30,096,554 as at June 30, 2010 from $31,657,559 as at December 31, 2009 and increased from $25,857,779 June 30, 2009. This decrease is primarily due to net recorded valuations in undeveloped properties due to a ceiling test write down for the quarter ended March 31, 2010  net with the purchase of the remaining non-controlling interest in one of the Company’s subsidiaries . Total assets consist of cash and other current assets of $815,524 (December 31, 2009 - $557,355).

The Company has included in oil and gas properties evaluated and unevaluated properties. Evaluated properties net of accumulated depreciation, depletion and amortization was $5,215,700 (December 31, 2009 - $4,657,403).  Unevaluated properties decreased to $21,765,529 from $26,081,786 on December 31, 2009.  The major difference write-down of undeveloped properties $4,410,309.  There was a requirement for a ceiling test write down for the period ending March 31, 2010.

Other assets decreased marginally to $292,451 as of June 30, 2010 (December 31, 2009 - $296,153).  The decrease is due to the decrease in deposit held by regulatory bodies for operational and environmental deposits.

Our total current liabilities increased $716,933 to $5,168,461 (December 31, 2008 - $4,451,528). The net increase is due to increases in operating line and current portions of long-term debt and a decrease in notes payable. Accounts payable and accrued liabilities increased to $2,829,055 (December 31, 2009 - $2,548,661).  The increase is due to increased work activity during the quarter and capital spending. . Our current debt increased to $2,339,406 (December 31, 2009 - $1,902,866) The increase is caused by an increase in our operating line and current portions of long term debt offset by the elimination of notes payable.

 We had long term liabilities of $2,975.230 (December 31, 2009 - $3,400,489).  This decrease is due to the nature of payment term on the company’s debt and the classification between current and long-term debt.  Asset retirement obligations increased $65,255 for the year to $1,350,869 (December 31, 2009 - $1,285,614). The increase is a result of accretion expense of $45,377 (June 30, 2009 – $6,505) and asset retirement obligation additions of $19,878.(June 30,2009 – nil)

Liquidity and Capital Resources

The Company is in the process of raising additional financing in its Cougar Oil and Gas Canada Inc. subsidiary that will provide financing to carry out its business plan through 2010. See Subsequent Event Note 21 to the consolidated financial statements. Such additional financing will be required for the company’s 2010 planned activities. In the event that additional capital is raised at some time in the future, existing shareholders will experience dilution of their interest in the Company, or the Company’s interest in the subsidiary.

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

ITEM 4T. CONTROLS AND PROCEDURES

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

SEGREGATION OF DUTIES AND ACCESS TO CRITICAL ACCOUNTING SYSTEMS

As at December 31, 2009, December 31, 2008 and December 31, 2007, management believes the Company’s Internal Control over Financial Reporting did not meet the definition of adequate control, based on criteria established by Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management identified a material weakness relating the segregation of duties among certain personnel who had incompatible responsibilities within all significant processes affecting financial reporting. We also had a material weakness resulting from our failure to implement controls to restrict access to financially significant systems or to monitor access to those systems, which resulted in conflicting access and/or inappropriate segregation of duties. These material weaknesses affect all significant accounts. In addition, the 2007 restatement issues discussed below demonstrated a need to engage additional personnel or outside consulting assistance to ensure the proper accounting for non-routine accounting transactions and adherence to US GAAP, to assist in income tax planning and compliance and a review of our Canadian and U. S. income tax provisions. As a result of these material weaknesses, management has concluded that internal control over financial reporting was not effective as at June 30, 2010.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described below, we are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. Removed and reserved

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

KODIAK ENERGY, INC.
(Registrant)

Dated: August 13, 2010	By: /s/ William S. Tighe
William S. Tighe
Chief Executive Officer