Form 10-K
period 2010-12-31
KODIAK ENERGY, INC.
filed 2011-04-13
CIK 1109553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The number of shares issued and outstanding of each of the registrant’s classes of common equity, as of April 13, 2011: 119,683,294 Common Shares, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE: None.

KODIAK ENERGY, INC.

Form 10-K
For the Fiscal Year Ended December 31, 2010

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

GENERAL

Kodiak Energy, Inc. is engaged in the development and exploration for natural resources. During the year ended December 31, 2009, the Company transitioned from a development stage enterprise to an operating company. Since 2005 and until the fourth quarter of 2009, the Company has been active in Canada and the United States in acquiring properties that are prospective for petroleum and natural gas and related hydrocarbons. The prospects the Company holds are generally under leases and include partial and full working interests. In all of the core properties, Kodiak is the operator and majority interest owner. In two properties, we have the option to perform certain exploratory drilling to earn additional interests. The prospects are subject to varying royalties due to the state, province, territory, or federal governments and, in some instances, to other royalty owners in the prospect.

As at December 31, 2010, the Company had three wholly-owned subsidiaries:  Kodiak Petroleum ULC (“KULC”), an inactive Alberta company; Kodiak Petroleum (Montana), Inc. (“KPMI”), a Delaware company that operates Kodiak’s projects in New Mexico and Montana; and Kodiak Petroleum (Utah), Inc. (“KPUI”), a Delaware company and holding company holding the shares of Kodiak Petroleum (Montana), Inc.; and one majority owned subsidiary, 1438821 Alberta Ltd.(”1438821”), an Alberta company incorporated in November, 2008. In January 2009, the Company vended its Lucy, British Columbia and CREEnergy Project, Alberta projects into 1438821 for financing purposes.  In February 2009, 1438821 changed its name to Cougar Energy, Inc. (“Cougar”).  Through the Company’s private subsidiary, Cougar Energy, Inc., and that entity’s acquisition of producing properties effective September 30, 2009 and October 1, 2009, the Company became a development company with oil and gas reserves, production, and recognized revenue as a result of operations effective October 2009.

On January 25, 2010, the Kodiak finalized a share purchase agreement between the OreMore Resources (“Oremore”) and the Company whereby the Company sold to OreMore a total of 8,461,549 shares of the common shares of CEI held by Kodiak.  The share purchase agreement called for the OreMore  to issue a total of 1.5 shares of common stock for each share of CEI tendered by Kodiak, resulting in the OreMore issuing a total of 12,692,324 shares of common stock to Kodiak.  As further consideration for the acquisition of the CEI common shares, the OreMore forgave all current indebtedness owed to OreMore by Kodiak and guaranteed by Cougar Energy, Inc which was in the amount of $1,296,889 USD.  An additional condition to the agreement was that a total of 12,000,000 restricted common shares of the Company were cancelled and Kodiak would nominate two board members to the Board of OreMore until the next AGM of OreMore.  Subsequent to that event, OreMore changed it’s name to Cougar Oil and Gas Canada, Inc and a 3 for 1 share split was completed.  At time of filing, Kodiak owns 59.74% of the outstanding shares of Cougar Oil and Gas Canada, Inc and files Cougar financials on a consolidated basis.

The Company’s principal executive offices are located at 833 4th Avenue S.W., Suite 1120, Calgary, AB, Canada and our telephone number is (403) 262-8044.

The information in these consolidated financial statements should be read in conjunction with the December 31, 2010 consolidated financial statements.

The accompanying consolidated financial statements in this annual report on Form 10-K include the accounts of the Company, three wholly-owned subsidiaries: Kodiak Petroleum ULC (“KULC”), an inactive Alberta company; Kodiak Petroleum (Montana), Inc. (“KPMI”), a Delaware company that operates Kodiak’s projects in New Mexico and Montana; and Kodiak Petroleum (Utah), Inc. (“KPUI”), an inactive Delaware company; and one majority- owned subsidiary,  Cougar Oil and Gas Canada Inc. In British Columbia, Canada, the Company operates under the assumed name of Kodiak Bear Energy, Inc. All significant inter-company transactions have been eliminated in consolidation.

OIL AND GAS PRODUCTION

As of December 31, 2010, the Company had production on a consolidated basis from its Cougar holdings. The Company had no production from its other holdings in New Mexico.

During 2010 the Cougar had net daily crude oil production ranging from a low of approximately 80 barrels per day to a high of approximately 225 barrels per day. The Companies monthly crude oil production has ranged from 3,170 barrels to 5,874 barrels. Management believes the current group of producing wells is capable of daily production exceeding 250 barrels per day but this production potential has been curtailed as a result of ongoing maintenance and repair issues over the reporting period. As these maintenance and repair issues are resolved it is anticipated production will increase accordingly. It is also anticipated production will increase as a result of the ongoing development drilling operations. We averaged $30.00/bbl Cdn for the year for operating costs including maintenance costs. We believe that through ongoing maintenance and upgrades, we will reduce those costs to the $25 Cdn range and perhaps as low as $17 Cdn which we have experienced for short periods of time. We continue to receive $50 plus as a net back after royalties and are net positive for operations at year end.

Refer to the Companies reserves report for additional information regarding NPV and forecast production.

COMPETITIVE STRENGTHS

Dominant Position in the Trout Area, Alberta

The Company has acquired a strategically valuable core area in the Trout properties. By acquiring operatorship of wells, facilities, pipelines and roads, the Company can set the pace for the development rather than be dependent on other non-receptive operators.

Attractive Underlying Economics

The Company currently has net crude oil production of approximately 125 barrels per day (bbl/d). The majority of the production consists of light sweet crude oil and has an average operating cost of $30/bbl. Cdn. This results in a substantial netback at the current and forecast commodity prices. These attractive economics are a result of acquiring an extensive production infrastructure including wells, pipelines, treating facilities, roads, and access to power.

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

The First Nations JV Project provides additional drilling and development opportunities with adjacent land to our Core Trout Project that may use the existing infrastructure.

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

BUSINESS STRATEGIES

Financial Flexibility

The Company has used and expects to use a variety of sources of funding to finance its acquisitions and capital development and exploration programs for 2011:

▪	Internally generated cash flow from operations – will be key going forward.

▪
Debt financing – both revolving line of credit and specific debt instruments for specific projects – normally lower risk projects or smaller acquisitions.  Also vendor take backs – in certain circumstances when it benefits both the vendor and the purchaser – a type of debt structure may be set up with the vendor.

▪	Equity issues when terms and conditions are appropriate – for higher risk projects or larger acquisitions or debt reduction

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

Oil and Gas Leases and Development Rights

As of December 31, 2010, we held approximately 46,970 gross acres under oil and gas leases. The typical oil and gas lease provides for the payment of royalties to the mineral owner for all oil or gas produced from any well drilled on the lease premises. This amount typically ranges from 12% to 30% resulting in a 70% to 88% net revenue interest to us.

Because the acquisition of oil and gas leases is a very competitive process, and involves certain geological and business risks to identify productive areas, prospective leases are sometimes held by other oil and gas operators. In order to gain the right to drill these leases, we may purchase leases from other oil and gas operators. In some cases, the assignor of such leases will reserve an overriding royalty interest, ranging from 5% to 15%, which further reduces the net revenue interest available to us to between 55% and 73

As of December 31, 2010, approximately 12% of our oil and gas leases were held by production and will be held indefinitely

In the Trout Area, Alberta as of December 31, 2010, we held oil and gas leases on approximately 15,580 gross acres, of which approximately 65% are held indefinitely and 35% are due to expire in 2015 and are not currently held by production.

In the Alexander Area, Alberta as of December 31, 2010, we held oil and gas leases on approximately 160 gross acres, of which 0 gross acres (0%) are not currently held by production. There are no expiry issues for this lease.

In Lucy, British Columbia as of December 31, 2010, we held oil and gas leases on approximately 1,975 gross acres, of which approximately 1,975 gross acres (100%) are not currently held by production. The Lucy mineral lease was extended as part of an approved Experimental Scheme application to the regulatory agency. The Lucy lease is currently extended indefinitely.

In the Sofia and Speardraw Areas, northeast New Mexico as of December 31, 2010, we hold CO2 and oil and gas leases on approximately 29,712 gross acres, of which approximately 29,712 gross acres (100%) are not currently held by production. Expiries range from 2011 Q2 to 2013 Q2.

In the Hill County Area, northwest Montana as of December 31, 2010, we held oil and gas leases on approximately 879 gross acres, of which approximately 879 gross acres (100%) are not currently held by production. The Montana leases will expire in 2011 Q2.

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

See additional discussion in Item 1A. Risk Factors.

Employees and Consultants

As of December 31, 2010, the Company has a total of 8 executive and administrative personnel located at our headquarters in Calgary, Alberta, Canada. The Company has a total of 3 field contractors located in the Trout Area properties, north central Alberta, and 1 field contractor located in the Alexander property, central Alberta Canada. Professional consultants are utilized on an as needed basis.  Our employees and consultants are covered by employment and consulting agreements. Management considers its relations with our employees to be satisfactory.

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

Development Stage	Includes all companies engaged in the preparation of an established commercially producible oil or gas accumulations (reserves) for its extraction, which are not in the production stage.
Exploration Stage	All companies engaged in the search for oil or gas accumulations (reserves), which are not in either the development or production stage.
Feasibility Study	A detailed report assessing the feasibility, economics and engineering of placing an oil or gas mineralization into commercial production.
Development and Production status	Each of the reserves categories (proved, probable and possible) may be divided into developed and undeveloped categories.
Proven reserves
Proved reserves are those reserves that can be estimated with a high degree of certainty to be recoverable. It is likely that the actual remaining quantities recovered will exceed the estimated proved reserves.

Probable reserves
Reserves for which quantity and grade and/or quality are computed from information similar to Probable reserves are those additional reserves that are less certain to be recovered than proved reserves.  It is equally likely that the actual remaining quantities recovered will be greater or less than the sum of the estimated proved plus probable reserves.

Possible reserves
Possible reserves are those additional reserves that are less certain to be recovered than probable reserves.  It is unlikely that the actual remaining quantities recovered will exceed the sum of the estimated proved plus probable plus possible reserves.

Developed Reserves
Developed reserves are those reserves that are expected to be recovered from existing wells and installed facilities or, if facilities have not been installed, that would involve a low expenditure (e.g. when compared to the cost of drilling a well) to put the reserves on production.  The developed category may be subdivided into producing and non-producing.

Developed Producing Reserves
Developed producing reserves are those reserves that are expected to be recovered from completion intervals open at the time of the estimate.  These reserves may be currently producing or, if shut in, they must have previously been on production, and the date of resumption of production must be known with reasonable certainty.

Developed Non-Producing Reserves
Developed non-producing reserves are those reserves that either have not been on production, or have previously been on production, but are shut in, and the date of resumption of production is unknown.

Undeveloped Reserves
Undeveloped Reserves are those reserves expected to be recovered from known accumulations where a significant expenditure (for example, when compared to the cost of drilling a well) is required to render them capable of production.  They must fully meet the requirements of the reserves category (proved, probable, possible) to which they are assigned.

Prospect	An area prospective for economic mineralization’s based on geological, geophysical, geochemical and other criteria
Equisetum Field.
This is a strike area where a gas or oilfield has been established and the Energy Resources Conservation Board (ERCB) of the Province of Alberta had issued a spacing unit or other approval.  The Equisetum Field is located in the general area of West of the 5th Meridian, Township 88, and Ranges 5 to 6.

Kidney Field
This is a strike area where a gas or oilfield has been established and a spacing unit or other approval had been issued by the ERCB of the Province of Alberta.  The Kidney Field is located in the general area of West of the 5th Meridian, Townships 89 to 92, and Ranges 3 to 7.

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

For ease of reference, the following conversion factors are provided:

1 mile (mi)	= 1.609 kilometers (km)
1 yard (yd.)	= 0.9144 meter (m)
1 acre	= 0.405 hectare (ha)

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

We Recently emerged from a Development Stage Company Implementing a New Business Plan

We recently emerged from a development stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan for the development stage prospects.

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

Title to Oil and Natural Gas Properties

We believe that we have satisfactory title to our producing properties in accordance with standards generally accepted in the oil and natural gas industry and specific to the jurisdiction that the properties reside.

Although title to these properties is subject to encumbrances, in some cases, such as customary interests generally retained in connection with the acquisition of real property, customary royalty interests and contract terms and restrictions, liens under operating agreements, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens, easements, restrictions and minor encumbrances customary in the oil and natural gas industry - we believe that none of these liens, restrictions, easements, burdens and encumbrances will materially detract from the value of these properties or from our interest in these properties or will materially interfere with our use in the operation of our business. In some cases, lands over which leases have been obtained may be subject to prior liens that have not been subordinated to the leases. In addition, we believe we have obtained sufficient rights-of-way grants and permits from public authorities and private parties for us to operate our business in all material respects.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

CANADA

Through Kodiak’s  approximate 60% ownership of the subsidiary, Cougar Oil and Gas Canada, Inc., the Company’s Canadian focus is in the definitive projects of:

1.	Cougar Trout Properties, Alberta (Core Area) – farm-in and acquired lands in the Trout, Kidney and Equisetum fields;

2.	First Nations Joint Venture Project, Alberta – exploration and development opportunities within the adjacent to the Trout Core Properties.;

3.	Lucy, British Columbia – Horn River Basin Muskwa shale gas project; and

4.	Other Alberta properties.

Cougar Trout Properties, Alberta (Core Area)

During the third quarter of 2009, Cougar Oil and Gas Canada, Inc., the Company’s majority-controlled Canadian subsidiary, completed the following transactions:

Acquisitions. On September 30, 2009 and October 1, 2009, acquired from an unrelated private company certain wells, facilities and producing operations in and adjacent to the First Nation Joint Venture project in Alberta, Canada. The acquisition included 11 producing wells, 21 suspended wells and associated production, water disposal, production facilities and pipelines in the Trout field. Gross production at the time of the acquisition was approximately 170 barrels of oil per day (boe/d). Cougar actively worked during the fourth quarter of 2009 to maximize production and revenue and assessed other opportunities in the area to supplement this initial asset base.  The Company negotiated commercial terms for properties that had the greatest upside through normal maintenance and enhanced recovery programs, in addition to the potential for additional drilling. These negotiations culminated at the end of September and beginning of October 2009 with Cougar successfully acquiring the Trout Core Area properties from two private oil and gas companies.  These acquisitions represented the Company’s first significant producing resource properties. The Cougar team had high graded many of the properties within these acquisitions and determined potential to increase existing production in the first round of development. Operations commenced on these properties during the winter of 2009/10, consisting of maintenance and work over programs.   At the end of 2009, the Company reactivated 4 wells that were previously suspended and completed substantial geological evaluation on the properties.  Kodiak negotiated a bridge loan, on behalf of Cougar, for this acquisition.  The acquisitions closed September 30, 2009 and October 1, 2009.

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

The agreed purchase price for this acquisition was CAD$6,000,000 with an initial payment of CAD$1,000,000 at closing. The balance of CAD$5,000,000 is payable under a debt instrument consisting of monthly installments commencing January 1, 2010 and continuing until March 1, 2014.

The purchase price was negotiated at $52.50 USD per barrel (/bbl) when oil was selling at plus $75.00/bbl USD. The cash portion of the acquisition cost and subsequent guarantees were provided by Kodiak.

The majority of this acquisition is outside the boundary of the First Nation Joint Venture Project lands.  At the time of the property acquisition, the surface facilities had a replacement value of CAD$6,500,000 with a depreciated value of CAD$1,000,000.  The overall project has an estimated CAD$50,000,000 in sunk costs, including wells, facilities, pipelines, roads and power lines.  The substantial infrastructure results in lower overall operating costs, lower development costs and accelerating the operations schedule. Kodiak was able to borrow sufficient funds for the acquisition on behalf of Cougar by way of a bridge loan.  Cougar then closed the acquisitions September 30, 2009. This was a critical mass property acquisition as there is substantial infrastructure, resulting in lower overall operating costs, lower development costs and giving our schedule an 1-3 leap forward to achieve our goals.

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

During 2010 the Cougar had net daily crude oil production ranging from a low of approximately 80 barrels per day to a high of approximately 225 barrels per day. Cougars monthly crude oil production has ranged from 3,170 barrels to 5,874 barrels. Management believes the current group of producing wells is capable of daily production exceeding 250 barrels per day but this production potential has been curtailed as a result of ongoing maintenance and repair issues over the reporting period. As these maintenance and repair issues are resolved  over the next year it is anticipated production will increase accordingly. It is also anticipated production will increase as a result of the ongoing development drilling operations. We averaged $30.00/bbl Cdn for the year ended 2010 for operating costs including maintenance costs. We believe that through ongoing maintenance and upgrades, we will reduce those costs to the $25 Cdn range and perhaps as low as $17 Cdn which we have experienced for short periods of time. We continue to receive $50 plus as a net back after royalties and are net positive for operations at year end.
Refer to the Companies reserves report for additional information regarding NPV and forecast production.

The Trout field is a technically complicated field to operate as a result of two common wellbore scenarios. These scenarios include managing very high water cuts which results in excessive equipment fatigue and the extremely corrosive uphole formations which result in multiple casing failures. The Company identified these two scenarios prior to purchasing the Trout properties and believes the technical complexity of the Trout field reduces competition from entering the area resulting in additional available economic upside. Through our close attention to detail, extensive operations/maintenance experience, both down hole and at surface – we have the ability to manage costs, technical problems at a level not typically possible by majors.

GLJ Petroleum Consultants Ltd., Reserve Evaluations and Operations Update (October 1, 2009,  December 31, 2009 and December 31, 2010 )

These independent engineering reports were prepared by GLJ and are based on the acquisitions of September 30, 2009 and October 1, 2009.  The reports update the look forward reports that were prepared as part of the negotiations for property acquisitions. Due to the 3rd quarter financial statement cut off at September 30, 2009, only parts of the October 1, 2009 report were included in the 3rd quarter financial statements due to U.S. GAAP rules.

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

First Nations Joint Venture  Project, Alberta

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

CREEnergy Oil and Gas Inc. (CREEnergy) represented that they were the authorized agent for multiple First Nations communities.  Some of these new First Nations communities are in various stages of ratification from the Federal Government of Canada to satisfy outstanding Treaty Land Entitlement (TLE) claims.  Within these new First Nations are approximately 15 townships or 540 sections of mineral rights for development in Alberta.

In order to advance economic sustainability for First Nations communities that CREEnergy represented, CREEnergy searched for an oil and gas partner to develop certain oil and gas projects.  Kodiak was one of the industry companies shortlisted in the search.  Through discussions, meetings and negotiations since May 2008, CREEnergy selected Kodiak as their joint venture partner to develop those resource projects.  The joint venture agreement between CREEnergy and Kodiak was the result of the negotiations.

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

In June of 2010 – CREEnergy defaulted on its agreements with Cougar Oil and Gas Canada, Inc and Cougar terminated any funding at that time.  Cougar had met all the commitments and terms required by the agreements and that was acknowledged by CREEnergy but CREEnergy could not deliver the leases as promised.   Cougar continued to find a solution with CREEnergy, but as of year-end, discussions had broken down.  Once Cougar became aware of the default of CREEnergy, Cougar opened negotiations directly with the First Nation Tribal Council of Peerless Trout directly and has continued on with that process since.  We have established a good working dialogue and created employment.  In the seismic program we became a major employer of the community for the duration of that project.  We continue to work with the Council toward formalizing a Joint Venture.  Cougar is exploring recourse against CREEnergy to recover funds advanced for the agreements.

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

2.
100% working interest in the Crossfield property – 1 producing well with single well battery with approximately 5 barrels per day (bbl/d) net production – This well was sold in September 2010 for $210,000 Cdn for P1 reserve value.

3.
55% working interest in the Alexander property – 1 shut in oil well with a single well battery, 1 suspended well.  Production of approximately 14 bbl/d net production upon restarting shut in oil well in June 2010.

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

In addition, Kodiak had made application with regulators to extend the EL 413 license and received written notification from Indian and Northern Affairs Canada that a one year extension is available. The one year license extension, which is subject to certain terms and conditions, was provided just prior to expiry and provides for one additional year.

Upon review of the overall status of all projects in the area, current commodity prices being much below levels required to justify development on this and other projects, continued delay of the Mackenzie Valley Pipeline Project, the risk that any discovered gas reserves would be indefinitely stranded without such development, the Company continues to seek partnership in the development; however, the deteriorating economic factors make this difficult. We will still retain the confidential proprietary seismic data for future assessment of the "Little Chicago Prospect" and the Company will determine the best way to monetize that asset through either divestiture and/or possibly renominating  the prospect when  conditions are more appropriate. In Q4 2010 the Mackenzie Valley Pipeline Project received partial regulatory approval, however at time of filing there has been no commitment by industry owners of the pipeline to construction.

Province/Granlea, Southeast Alberta

The Company purchased a 50% working interest in two sections (1280 acres gross - 640 net) of P&NG rights at a provincial land sale on September 22, 2005. In 2005, a 2D seismic program was completed on the property and in 2006, a well was drilled and completed; surface facilities were installed and a pipeline tie-in was completed. Production commenced in September, 2006. The well produced for a short period until excess water rates occurred and in October, 2006 the well was shut in. After the well bore was evaluated as having no current economic production potential, the well was abandoned.  The leases expired in Q3 2010.

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

Kodiak has entered into a Farmout Agreement with a private company to develop the deeper rights of Kodiak’s approximate 30,000 gross acres of oil and gas rights in NE New Mexico.  Kodiak retains the rights to the CO2 and Helium. The transaction anticipates additional seismic work and/or drilling of a number of wells on the Farmout acreage or before June 1, 2011.  The Farmee will earn 100% of pre-selected, semi-contiguous 6-section blocks for each 2000’ well drilled until their continuous option or right to earn ceases.  Farmor will retain a convertible overriding royalty of 7.5% on Helium and 5% on balance of rights (no deductions) on the test well blocks and a 25% potential working interest in an Area of Mutual Interest opportunity.  There is a provision for a drop fee in the event of default on the part of the Farmee.

Montana

During 2006, the Company, under a joint venture farm-out agreement, participated in a seismic acquisition program, and a two well drilling program to earn a 50% non-operating working interest in the wells and well spacing. This joint venture project provides the Company with the right to participate on a 50% basis going forward on this prospect in the Hill County area of Montana. The operator of the project had 60,000 contiguous undeveloped acres of P&NG rights in the area, as well as some excess capacity in facilities and pipelines. Two wells were drilled in the third quarter of 2006; one is cased for subsequent evaluation of the multiple zones found and one was abandoned. In order to facilitate the efficient exploration of this prospect area, the Company acquired from the original operator a 100% working interest of 12,000 acres of P&NG rights while retaining the right to participate and initiate operations on the remaining approximate 48,000 acres of prospect leases. After an internal geological review of this prospect, and in light of current commodity prices, the Company, in the fourth quarter of 2008, wrote off its costs relative to this project and subsequently, in 2009, the Company has allowed the majority of the acreage to expire As of December 31, 2010, we held oil and gas leases on approximately 879 gross acres, of which approximately 879 gross acres (100%) are not currently held by production. The balance of the Montana leases will expire in 2011 Q2.

OFFICE PROPERTY

During December, 2009, Kodiak Energy, Inc. relocated its offices to 833 4th Avenue S.W., Suite 1120, Calgary, AB, T2P 3T5. Through Cougar Oil and Gas Canada, we lease offices on a 3 year term, expiring in February of 2013. The current lease is approximately $14,000 CAD per month.

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

ITEM 4. [RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company's common shares are currently quoted on the Over the Counter Bulletin Board under the symbol KDKN. On December 24, 2007, the Company's common shares commenced trading on the Toronto Venture Stock Exchange in Canada under the symbol KDK. On November 4, 2009, The Company voluntarily requested the TSX Venture Exchange ("TSX-V") in Canada to delist its common shares from trading on the TSX-V. See "PART II, Item 9B. Other Information" in this Form 10-K for further information on the delisting. Trading ranges of the Company’s common shares on the OTC:BB by quarter for fiscal 2010 and 2009 were as follows:

	Over the Counter
	Bulletin Board
	(U. S. Dollars)
	High	Low

Year ended December 31, 2010
First Quarter	$0.45	0.25
Second Quarter	$0.30	0.14
Third Quarter	$0.19	0.09
Fourth Quarter	$0.28	0.09

Year ended December 31, 2009
First Quarter	$0.64	$0.32
Second Quarter	$0.41	$0.12
Third Quarter	$0.77	$0.25
Fourth Quarter	$0.72	$0.23

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

As at December 31, 2010 there were 119,683,294 shares of common stock issued and outstanding and there were approximately 12,124 holders of record of our common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets out information with respect to compensation plans under which equity securities of our Company were authorized for issuance as of December 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights (#)	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (#)
Equity compensation plans approved by security holders	6,535,000	1.02	2,595,000
Equity compensation plans not approved by security holders	--	--	--
Total	6,535,000	1.02	2,595,000

ITEM 6. SELECTED FINANCIAL DATA

Not required

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

PLAN OF OPERATION

Canada

Through Kodiak’s majority owned subsidiary, Cougar Oil and Gas Canada, Inc., the Company’s focus is:

PLANS FOR GROWTH

Trout Operations Growth Plans – The Company has prepared a multifaceted development program that is designed to carry the Company forward with the overall goals of increasing production. The plan is to efficiently execute field programs that combine the optimization of existing wells and infrastructure with additional infill drilling and supplemented with land acquisitions and 3D seismic supported exploration drilling. This combination of field operations represents a balanced portfolio of risk versus reward, which can be easily adjusted depending on cash flow, commodity prices and financing.

Field Optimization – Following the acquisition of the properties in the Trout area all of the existing wellbores and production practices were reviewed to identify inefficient practices. Approximately thirty field optimization projects were identified during the field review. The projects were primarily focused around field management and deliverability of existing assets.

The Company has finished implementing approximately half of the optimization projects originally identified during the field review, which resulted in a production increase in excess of 250%. The projects implemented in the field have included repair and replacement of surface and down hole production equipment, implementation of chemical enhancement programs and debottlenecking of pipeline and infrastructure facilities. The Company plans to continue to execute the remaining field optimization programs over the next 12 months.

During the last couple of months Cougar has been working on several well reactivations in the Trout production field.

The 10-21 reactivation involved deepening the existing well by approximately 15 meters to penetrate a previously unproduced Keg River oil formation. Last week the Corporation successfully installed a packer in the wellbore to shutoff an uphole water source which will allow for the Keg River to be efficiently produced. The well also had a temporary hydraulic pumpjack installed on it and this has been replaced with a conventional pumpjack which will allow a substantially larger production rate.

The 13-25 reactivation involved repairing a wellbore and pumpjack that had been shut in for over three years. The downhole work was successfully repaired with no problems but the pumpjack repair took longer due to time required to get the gear box repaired. A maintenance crew recently finished all of the repair work and the well is currently on production.

The 11-22 reactivation involved a series of downhole repairs and installation of surface equipment. The downhole work included replacing a badly corroded production liner and stimulating the productive Keg River zone with an acid wash. The surface equipment will be moved from another site once the snow has melted and the lease has dried up. It is anticipated the 11-22 reactivation will be finished in Q2.

The reactivated wells also benefit from a 5% royalty holiday for the first twelve months of production. The royalty incentive was put in place by the provincial government and provides for very attractive economics and a quicker project payout.

Infill Drilling – The majority of the wells on the Trout properties were drilled almost twenty years ago when oil prices were much lower and infrastructure was much less developed. Infill drilling is an important optimization technique in which new vertical, directional and horizontal wells are added to an existing pool to maximize the total oil recovery.

The Company recently acquired 12 Km2 of 3D seismic over a core area of the existing property which complements the 3D seismic acquired in the original acquisition. The Company has finished evaluating these two 3D seismic surveys over their Trout and Peerless properties and has identified an additional 4-5 infill drilling locations to increase the overall drainage of the oil reserves. These infill locations have an expected find and development (F&D) cost of $5-7 per barrel. The Company plans include the first 2-infill wells in Q1, 2011. See subsequent event notes.

The Company has evaluated the overall seismic mapping for the area and has planned an extensive 3D program to be initiated in Q1, 2011.  The size of this 3D program coupled with the drill results will support additional drilling programs described below.  See subsequent event notes

In December of 2010, the company initiated licensing of 2 wells for an infill drilling program for Q1 2011. The horizontal well was initiated in late February of 2011.

The drilling, completion and workover operations in the Trout field have finished and the equipment has been demobilized back to the Red Earth area in anticipation of spring road bans. The planned second new drill has been deferred until the Corporation’s Q3 drilling program. There was not enough time to drill the second well before the spring weather resulted in road bans being implemented in Alberta. If the drilling rig was not moved off before road bans the Corporation would have been responsible for a very large stand-by charge every day the drilling rig and equipment was stranded by the road bans so the decision was made by management to demobilize the drilling equipment after the first well was finished.

Cougar finished drilling the horizontal Keg River oil well on March 20, 2011. The horizontal leg was successfully drilled in the top two (2) meters of a ten (10) meter thick Keg River zone and has approximately 400 meters of horizontal productive formation. Upon entering the Keg River formation there was an immediate loss of circulation and increase of wellbore gas indicating a substantial reservoir was encountered. Using electro-magnetic directional tools the Corporation was able to successfully steer the horizontal wellpath to the required endpoint.

Once the drilling rig moved off the horizontal location the service rig and production equipment were moved on and rigged up. The Keg River in the Trout field has excellent inflow capability due to the substantial porosity and permeability and as such does not require the costly and time consuming stimulation work required by most of the current tight oil plays. The completion operations for Cougar’s horizontal well consisted of landing the tubing string and swabbing in multiple spots along the toe to the heel of the horizontal wellbore to confirm and induce formation inflow. Throughout the swabbing test the fluid level was maintained in the casing indicating a strong inflow of formation fluids. The final production equipment including the bottom hole pump and rods was run and the well has been put on production. It is anticipated it will take several weeks to recover all of the lost drilling fluids and begin producing the Keg River reservoir fluids.

The new wells benefit from a 5% royalty holiday for the first twelve months of production. The royalty incentive was put in place by the provincial government and provides for very attractive economics and a quicker project payout.

Cougar has completed the initial review of the processed 3D seismic data that was acquired in January. The seismic data confirms the multi-well vertical and horizontal development potential of the existing Keg River and Granite Wash oil pools but the 3D seismic also identified several new undeveloped oil reservoirs. The development drilling locations are key to increasing production and cash flow and the new undeveloped reservoirs can add significant reserves for the company to pursue. The Corporation is finalizing the locations for the next drilling program and expects to begin the permitting process by the end of April once the next phase seismic review has been completed.

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

(a)
The Company has identified several neglected production areas and has implemented a strategy to acquire land from public or private landowner around these areas whenever possible. Once the land has been acquired the Company will typically perform some additional seismic acquisition and review and then proceed with the drilling operations.

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

Develop Trout Area Assets

We intend to prudently develop this acreage position by redeploying cash flow generated from area operations. We are currently evaluating a series of developmental drilling locations in addition to several step-out drilling locations with the goal of adding incremental reserves and cash flow. As we are focused on locations in areas with existing infrastructure, we expect our development plan to have a near-term material impact on our proved reserves and production. We believe investing in this area is the most expedient way for us to improve our financial flexibility and return on capital.

The First Nation Joint Ventures

First Nation ventures provide additional drilling and development opportunities with adjacent land to our Core Trout Project that may use the existing infrastructure.  The Company continues to actively work on the First Nation joint ventures with a goal of responsible development of the leased oil and natural gas mineral rights. Private First Nation land represents some of the largest unleased blocks of mineral rights in the province of Alberta. Cougar has identified this type of Joint Venture as a strategically critical growth opportunity. The Company had paid an exclusivity fee to an First Nation agent, which provides the opportunity to lease specific mineral rights. The Company is also currently working with other First Nation groups to develop mutually beneficial joint venture agreements, which will allow Cougar and the First Nations to explore and develop conventional oil and natural gas prospects on both private and public lands. These joint venture projects will generally be developed using traditional exploration and development techniques, which include leasing blocks of mineral rights and using seismic and drilling to develop the prospects. Further information regarding these joint ventures will be provided when available.

Current Status

In June of 2010 – CREEnergy defaulted on its agreements with Cougar Oil and Gas Canada, Inc. and Cougar terminated any funding at that time.  Cougar had met all the commitments and terms required by the agreements and that was acknowledged by CREEnergy but CREEnergy could not deliver the leases as promised.   Cougar continued to work to find a solution with CREEnergy, but as of yearend, discussions had broken down.  Once Cougar became aware of the default of CREEnergy, Cougar opened negotiations directly with the Peerless Trout First Nation directly and has continued on with that process since.  We have established a good working dialogue and created employment.  In the 2011 Q1 Trout 3D seismic program Cougar became a major employer of local Peerless Trout Lake First Nation contractors and labourers for the duration of that project.  We continue to work with the Chief and Council toward formalizing a Joint Venture.  Cougar is exploring recourse against CREEnergy to recover funds advanced for the agreements.

Northern Alberta – First Nations Joint Ventures:

•	Approximately 75,000 gross acres for access and development inside the land claim
•	Approximately 90,000 gross acres for development outside the land claim in identified 2 mile perimeter currently tendered as Joint Venture – Cougar 85% and operator
–	Light crude and natural gas prospects

Project Status:

•	Negotiations underway to develop and finalize Joint Venture agreements with communities to develop oil and natural gas prospects within the Peerless Lake and Trout Lake land claim.
•
In Parallel - Develop Joint Venture agreement to acquire, explore, develop and operate adjacent lands to the benefit  of both Cougar and the Peerless Trout First Nation – Native Joint Ventures have priority with province over other industry and thus reduced competition for a Cougar/Peerless Trout First Nation JV.

Operating Plan – 2011/2012:

•	Explore and develop lands already identified by 2D and 3D seismic acquired - targeting Keg River light oil prospects
•	Acquire additional seismic and perform drilling programs
•	Execute similar maintenance programs on existing wells as Trout properties
•	Acquire additional lands adjacent to the land claim in a Joint Venture structure (anticipated model is 85/15 shared ownership).

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

The current intention is to perform the previously planned vertical and horizontal work programs for the license.  In lieu of obtaining our own financing, we are actively enlisting joint venture partners to move the project forward by way of divesting part of our interest. Monthly the Company reviews the opportunity and balances the risk versus reward, which can be adjusted depending on cash flow, commodity prices and financing.  When the stability of natural gas prices over a period of time that then translates into a netback on the Lucy prospect we will look to assign capital dollars to the project.  Until then there is no expiry on the lease.

Manning Heavy Oil Project

See subsequent event notes

On March 17, 2011 Cougar has entered into a two phase farm-in agreement with TAMM Oil and Gas Corporation (TAMM) which will ultimately result in Cougar earning a 50% working interest in approximately 47 sections or 30,000 acres of heavy oil prospective lands in the Manning area. This is in the same area as the heavy oil farm-in agreement previously announced by the Corporation on February 14, 2011. TAMM originally acquired these lands in 2008 and has a previously prepared independent third party estimate of 3.14 billion barrels of original oil in place for the prospect.

The Farm-in agreement has two earning phases which will allow Cougar to become the operator and earn a 50% working interest in the prospect. The first phase of the farm-in is a work commitment to earn a 30% working interest of the TAMM prospect. The work commitment will consist of Cougar spending $2.5 million over the next 12 months on a work program consisting of seismic and drilling evaluation, and independent third party geological and project feasibility studies. Cougar will also become the operator of the project area once the first phase is completed.

The second phase of the farm-in will allow Cougar to earn an additional 20% working interest of the TAMM prospect and includes a work commitment to spend an additional $6.5 million over a 24 month period following the first phase. The work program will consist of drilling, coring, feasibility studies and updates to reserve/resource estimates.

Cougar has also continued  the preparation for the Manning area heavy oil farm-ins. The geological review has included core and log analysis and detailed geological mapping. Several drilling locations have been identified and the Corporation expects to begin the permitting process for these heavy oil prospects by the end of April.

Summary

The Company plans to develop and optimize its assets in Alberta and British Columbia. Due to the strength of the crude oil commodity prices Cougar will focus on the development of the crude oil properties over natural gas. A maintenance and development program has been prepared and will be implemented, as capital is available focusing on low risk work. The Company will also continue preparing for a planned two well drilling program and nine square mile seismic program in parallel to the maintenance programs.

Little Chicago – Northwest Territories

The Company is the operator and largest working interest owner of the 201,160 acre Exploration License 413 (“EL 413”) in the Mackenzie River Valley centered along the planned Mackenzie Valley Pipeline.

Upon review of the overall status of all projects in the area, current commodity prices being much below levels required to justify development on this and other projects, continued delay of the Mackenzie Valley Pipeline Project, the risk that any discovered gas reserves would be indefinitely stranded without such development, the Company continues to seek partnership in the development; however, the deteriorating economic factors make this difficult. We will still retain the confidential proprietary seismic data for future assessment of the "Little Chicago Prospect" and the Company will determine the best way to monetize that asset through either divestiture and/or possibly renominating the prospect when conditions are more appropriate.  Recently the Government of Canada has approved the pipeline proposal – however the majority stakeholders in the pipeline have not committed to construction and have advised that they will not make that commitment either way until 2014.

UNITED STATES

New Mexico

Through its acquisition of Thunder, the Company acquired a 100% interest in 55,000 acres of property located in northeast New Mexico. Additional land acquisitions have increased the Company’s land position to approximately 79,000 acres. These lands have potential for natural gas and CO2 and oil and helium resources at shallow depths.

Due to lower commodity prices for Permian Basin oil (the primary market for CO2) and CO2 contract prices (deliverable into the Denver City Hub), aggressive development is not financeable at this time. Aside from ongoing maintenance of leases and wells, the Company is focusing its efforts on updating engineering models, and business opportunities so that when prices recover and investment markets improve, we will have the opportunity to move this project forward. The leases are 10 year leases and no expiries are imminent.  A budget of $500,000 CAD would be required to move this project to the next stage in order to further define the reserves and the potential deliverability of those reserves in order to add definition to the engineering and economical prospect.
Kodiak has entered into a Farmout Agreement with a private company to develop the deeper rights of Kodiak’s approximate 30,000 gross acres of oil and gas  rights in NE New Mexico. Kodiak retains the rights to the CO2 and Helium. The transaction anticipates additional seismic work and/or drilling of a number of wells on the Farmout acreage or before June 1, 2011.  The Farmee will earn 100% of pre-selected, semi-contiguous 6-section blocks for each 2000’ well drilled until their continuous option or right to earn ceases.  Farmor will retain a convertible overriding royalty of 7.5% on Helium and 5% on balance of rights (no deductions) on the test well blocks and a 25% potential working interest in an Area of Mutual Interest opportunity.  There is a provision for a drop fee in the event of default on the part of the Farmee.

FINANCIAL INFORMATION

Financial Condition and Changes in Financial Condition:

The Company’s total assets have decreased to $29,515,286 as at December 31, 2010 from $31,657,559 as at December 31, 2009. This 2010 decrease is the result of write-downs of its unproved properties of approximately $4,365,315, net with additional acquisitions of oil and gas properties. Total assets consist of cash and other current assets of $750,245 (December 31, 2009 - $557,355) and other assets of $313,247 (December 31, 2009 - $296,153).

The Company has included in oil and gas properties evaluated and unevaluated properties. Evaluated properties net of accumulated depreciation, depletion and amortization was $5,772,328 (December 31, 2009 - $4,657,403).  Unevaluated properties decreased to $22,622,246 from $26,081,786 on December 31, 2009.  The major difference is the  write-off of assets of $4,144,000 relating to expired leases.

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

Other assets of $313,247 remained as of December 31, 2010 (December 31, 2009 - $296,153).

Our total current liabilities were $5,607,308 (December 31, 2009 - $4,451,528) and consisted of accounts payable and accrued liabilities relating to capital activities and general and administrative costs incurred. Also included in current liabilities were notes payable of $Nil (December 31, 2009 – $1,364,036), Operating line of credit of $2,035,994 (December 31, 2009 - $Nil) and Current portion of long term debt of $839,060 (December 31, 2009 – $538,831).

We had long term liabilities of $2,769,965 (December 31, 2009 - $3,400,489).  This decrease was primarily due payments against our long term debt.  Asset retirement obligations of $1,471,808 (December 31, 2009 - $1,285,614) were recorded at year end.  The increase is a result of the acquisitions and the company’s transfer of assets from unevaluated to evaluated.

Shareholders’ equity amounted to $19,666,205 (December 31, 2009 - $22,519,928), net of an accumulated deficit of $35,237,407 (2009 - $28,283,170) and comprehensive loss of $256,401 (December 31, 2009 - $416,905). Non controlling interest was $411,430 (December 31, 2009 – $258,127).

Overall Operating Results (All dollar values are expressed in United States dollars unless otherwise stated)

In 2010, the Company had revenue during the year of $3,112,225 (2009 - $607,469) and operating costs of $1,556,974 (2009 - $418,218) relating to start up of production from its Trout, Alberta project in the fourth quarter of 2009. The Company has now moved from an exploratory stage to a production company.

Net Loss for the year ended December 31, 2010 totaled $6,954,237 (2009 - $19,573,082). These losses include general and administrative expenses of $2,856,086 (2009 - $2,219,441) which includes stock-based compensation expense amounting to $856,121 (2009 - $774,199); net loss (non cash) on settlement of debt of $522,171 (2009 - $Nil); interest expense of $346,548 (2009 - $106,612); depletion depreciation and accretion including ceiling test impairment write-downs of $ 5,536,041 (2009 - $18,317,295) and deferred income tax recoveries of $NIL - (2009 – $Nil).

General and administrative expenses include the cost of consulting personnel and others who provided investor relations services, public company costs for SEC reporting compliance, accounting, audit and legal fees and other general and administrative office expenses. General and administrative expense also includes stock-based compensation relating to the cost of stock options granted to directors, officers and other personnel of $856,121 in 2010 (2009 - $774,199). General and administrative costs have been increasing, as the scope of the company’s activities have increased, and we believe substantial amounts will continue to be spent on such costs in the near term as we progress with the evaluation of our oil and gas prospects. A significant increase in our shareholder base from 7,000 to approximately 12,000 shareholders during the past year has also contributed to our increased general and administrative costs.

Interest expense for the year ended December 31, 2010 was $346,548 (2009 - $106,612).

Depletion, depreciation and accretion including ceiling test impairment write-downs includes the cost of depletion and depreciation relating to production from producing properties in 2009, ceiling test impairment write-downs and the cost of depreciation relating to office furniture and equipment. Costs attributable to certain Canadian cost center properties were determined to be unsupportable and, as a result, ceiling test write-downs of $221,315 for December 31, 2010 (2009 - $18,168,878) relating to the Company’s Canadian cost center were recorded and included in this expense. Costs attributable to certain United States cost center properties were determined to be unsupportable and, as a result, ceiling test write-downs of $4,144,000 for 2010 (2009 - $498,867) relating to the Company’s United States cost center were recorded and included in this expense. The remaining capitalized costs relating to Canadian and United States unproven properties have been excluded from the depletable cost pools for ceiling test purposes.

Quarterly Information

In the fourth quarter of 2010, Kodiak began economic production on its evaluated proven assets.  The following table show selected quarterly information for this production.  As this was the first quarter of production, there are no comparisons for prior quarters or years.

 2010:

Kodiak Energy Inc.
Consolidated Production Volume Schedule
Total Production (boe)
Production By Product	Q4 2010	Q3 2010	Q2 2010	Q1 2010	YTD 2010
Light Oil (bbls)	10,840.6	13,395.8	16,820.2	11,759.1	52,815.7
Natural Gas (mcf)	-	-	-	-	-
Total (boe/d) (6:1)	10,840.6	13,395.8	16,820.2	11,759.1	52,815.7

Production By Area (boe)	Q4 2010	Q3 2010	Q2 2010	Q1 2010	YTD 2010
Trout	10,243.3	12,424.0	16,574.7	11,475.8	50,717.8
Crossfield	-	119.0	201.4	283.3	603.7
Alexander	597.3	852.8	44.1	-	1,494.2
Total (boe/d) (6:1)	10,840.6	13,395.8	16,820.2	11,759.1	52,815.7

Production per day (boe/d)
Production By Product	Q4 2010	Q3 2010	Q2 2010	Q1 2010	YTD 2010
Light Oil (bbls/d)	117.8	145.6	184.8	130.7	144.7
Natural Gas (mcf/d)	-	-	-	-	-
Total (boe/d) (6:1)	117.8	145.6	184.8	130.7	144.7

Production By Area (boe/d)	Q4 2010	Q3 2010	Q2 2010	Q1 2010	YTD 2010
Trout	111.3	135.0	182.1	127.5	139.0
Crossfield	-	1.3	2.2	3.1	1.7
Alexander	6.5	9.3	0.5	-	4.1
Total (boe/d) (6:1)	117.8	145.6	184.8	130.7	144.7

Kodiak Energy Inc.
Consolidated Price Realized Schedule

Kodiak Realized Prices	Q4 2010	Q3 2010	Q2 2010	Q1 2010	YTD 2010
Light Oil ($/bbl)	72.65	68.44	69.33	73.50	70.68
Natural Gas ($/mcf)	-	-	-	-	-
$/boe (6:1)	72.65	68.44	69.33	73.50	70.68

2009:

Kodiak Energy Inc.
Consolidated Production Volume Schedule
Total Production boe
Production By Product	Q4 2009	Q3 2009	Q2 2009	Q1 2009	YTD 2009
Light Oil (bbls)	10,323.8	-	-	-	10,323.8
Natural Gas (mcf)	-	-	-	-	-
Total (boe/d) (6:1)	10,323.8	-	-	-	10,323.8

Production By Area (boe)	Q4 2009	Q3 2009	Q2 2009	Q1 2009	YTD 2009
Trout	10,319.4	-	-	-	10,319.4
Crossfield	4.4				4.4
Total (boe/d) (6:1)	10,323.8	-	-	-	10,323.8

boe/d
Production By Product	Q4 2009	Q3 2009	Q2 2009	Q1 2009	YTD 2009
Light Oil (bbls/d)	112.2	-	-	-	112.2
Natural Gas (mcf/d)	-	-	-	-	-
Total (boe/d) (6:1)	112.2	-	-	-	112.2

Production By Area (boe/d)	Q4 2009	Q3 2009	Q2 2009	Q1 2009	YTD 2009
Trout	112.2	-	-	-	112.2
Total (boe/d) (6:1)	112.2	-	-	-	112.2

Kodiak Energy Inc.
Consolidated Price Realized Schedule

Kodiak Realized Prices	Q4 2009	Q3 2009	Q2 2009	Q1 2009	YTD 2009
Light Oil (bbls/d)	68.24	-	-	-	68.24
Natural Gas (mcf/d)	-	-	-	-	-
$/boe (6:1)	68.24	-	-	-	68.24

Capital Expenditures

Capital Expenditures incurred by the Company during the years ended December 31, 2010 and 2009 are set out below.

	2010	2009
Land acquisition and carrying costs	$1,549,737	$8,044,239
Geological and geophysical	823,314	1,523,613
Intangible drilling and completion	1,401,114	545,475
Tangible completion and facilities	390,333	882,267
Long Lived Assets	86,696	1,049,321
Other fixed assets	16,972	9,851
Total Capital Costs Incurred	$4,268,166	$12,054,766

Property and Equipment

Property and equipment is recorded at cost. Depreciation of assets is provided by use of a declining balance method over the estimated useful lives of the related assets. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred.

Liquidity and Capital Resources

Since inception to December 31, 2010, the Company’s operations have been financed from the sale of securities and loans from shareholders. Working capital deficiency increased from $3,894,173 as at December 31, 2009 to a working capital deficiency of $4,857,063 at December 31, 2010. Of the total deficiency, $2,035,994 (December 31, 2009 – $Nil) is an operating line of credit and $839,060 (December 31, 2009 – $538,831) is the current portion of long term debt.  As at December 31, 2010, the Company was not in breach or default of any covenants or terms of any credit or lending agreements.

During 2009, the Company raised $1,278,349 in private placement financing proceeds in Cougar Energy, Inc.  These financings enabled Cougar Energy to finance ongoing capital expenditures and general and administrative expenses.

During 2009, the Company received $1,350,000 CAD by way of a bridge loan at an interest rate of 12% per annum and issuance of 383,188 restricted common shares of Kodiak based on the 10 day weighted average at market close price on September 25, 2009, less 10% discount to market.  Proceeds were advanced to its subsidiary, Cougar Energy, to fund the down payment for the acquisition of September 30, 2009.  This loan was assumed by a non related third party in December of 2009 and subsequently in 2010 converted to equity.

During the year ended December 31, 2010,  the Company reached formal agreement with a Canadian bank for credit facilities. The credit facility is a revolving demand loan facility in the amount of Cdn$2,500,000 bearing an interest at prime plus 3.5% per annum. Under the terms of the Agreement, the credit facility is committed for the development of existing proved non-producing/undeveloped petroleum and natural gas reserves. As at December 31, 2010, U.S$2,035,994 of the revolving line was drawn.

The Company advanced $900,000 to Cougar Oil and Gas Canada, Inc. and received an 18 months unsecured convertible note from Cougar on January 31, 2011 in the same amount with an interest rate of prime plus 3% per annum. Kodiak will also receive a 1% gross over-riding royalty on two wells that the funds are intended to finance. The note is convertible into common shares of the Company at a price of $3.52 per share.

During February 2011, the Cougar Oil and Gas Canada, Inc received the initial draw down of 950,000 Swiss Francs ($985,388 CDN) on an unsecured note agreement with a maximum issuance of 4,700,000 Swiss Francs (approximately $5,000,000 CDN), subject to certain conditions. The note has a term of 18 months and accrues interest at the rate of Bank of Canada prime plus 3% per annum. The holder of the note, Zentrum Energie Trust SA, has the option to convert the balance of the note plus accrued interest into common shares of Cougar at the rate of $3.00 per common share along with a warrant to purchase additional common shares on a 1:1 basis for a period of 4 years at a price of $3.90 per common share.

The Company is in the process of raising additional financing in its Cougar Energy, Inc. subsidiary that will provide financing to carry out its business plan through 2011. See Subsequent Event Note 19 to the consolidated financial statements. Such additional financing will be required for the company’s 2011 planned activities. No assurances can be given that the Company will be able to raise additional financing or, if offered terms for financing, they will be on accepted terms.  In the event that additional capital is raised at some time in the future, existing shareholders will experience dilution of their interest in the Company, or the Company’s interest in the subsidiary.

Our independent registered public accountants have stated in their report dated April 13, 2011 that we have incurred operating losses since inception, and that we are dependent upon management's ability to develop profitable operations and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible. These factors, among others, may raise substantial doubt about our ability to continue as a going concern.  The report may cause difficulty in raising future financings.

2010:

Kodiak Energy Inc.
Consolidated Revenue Schedule

Revenues ($)	Q4 2010	Q3 2010	Q2 2010	Q1 2010	YTD 2010
Light Oil	787,526	916,773	1,164,160	864,339	3,732,798
Natural Gas	-	-	-	-	-
Subtotal	787,526	916,773	1,164,160	864,339	3,732,798
Royalty Revenue	2,616	407	2,065	-	5,088
Petroleum and Natural Gas Revenue	790,142	917,180	1,166,225	864,339	3,737,886
$/boe (6:1)	$72.89	$68.47	$69.33	$73.50	$70.77

2009:

Kodiak Energy Inc.
Consolidated Revenue Schedule

Revenues ($)	Q4 2009	Q3 2009	Q2 2009	Q1 2009	YTD 2009
Light Oil	704,515	-	-	-	704,515
Natural Gas	-	-	-	-	-
Subtotal	704,515	-	-	-	704,515
Royalty Revenue	-	-	-	-	-
Petroleum and Natural Gas Revenue	704,515	-	-	-	704,515
$/boe (6:1)	68.24	-	-	-	68.24

2010:

Kodiak Energy Inc.
Consolidated Royalties Schedule

Royalties ($)	Q4 2010	Q3 2010	Q2 2010	Q1 2010	YTD 2010
Light Oil	117,935	146,004	222,776	138,946	625,661
Natural Gas	-	-	-	-	-
Total Royalties	117,935	146,004	222,776	138,946	625,661
As a % of Oil and Gas Revenue	14.93%	15.92%	19.10%	16.08%	16.74%
Petroleum and Natural Gas Royalties	117,935	146,004	222,776	138,946	625,661
$/boe (6:1)	$10.88	$10.90	$13.24	$11.82	$11.85

2009:

Kodiak Energy Inc.
Consolidated Royalties Schedule

Royalties ($)	Q4 2009	Q3 2009	Q2 2009	Q1 2009	YTD 2009
Light Oil	109,814	-	-	-	109,814
Natural Gas	-	-	-	-	-
Total Royalties	109,814	-	-	-	109,814
As a % of Oil and Gas Revenue	15.59%	-	-	-	15.59%
Petroleum and Natural Gas Royalties	109,814	-	-	-	109,814
$/boe (6:1)	10.64	-	-	-	10.64

2010:

Kodiak Energy Inc.
Consolidated Operating Expenses Schedule

Operating Expenses ($)	Q4 2010	Q3 2010	Q2 2010	Q1 2010	YTD 2010

Operating Expenses	428,423	353,785	471,531	303,235	1,556,974
$/boe (6:1)	$39.52	$26.41	$28.03	$25.79	$29.48

2009:

Kodiak Energy Inc.
Consolidated Operating Expenses Schedule

Operating Expenses ($)	Q4 2009	Q3 2009	Q2 2009	Q1 2009	YTD 2009

Operating Expenses	411,879	4,167	1,002	1,170.0	418,218
$/boe (6:1)	39.90	-	-	-	40.51

2010:

Kodiak Energy Inc.
Consolidated Netback Calculation Schedule

Operating Netback ($/boe)	Q4 2010	Q3 2010	Q2 2010	Q1 2010	YTD 2010
Petroleum & Natural gas Revenue	72.89	68.47	69.33	73.50	70.77
Royalties	(10.88)	(10.90)	(13.24)	(11.82)	(11.85)
Operating Costs	(39.52)	(26.41)	(28.03)	(25.79)	(29.48)
Operating Netback	22.49	31.16	28.06	35.89	29.44

2009:

Kodiak Energy Inc.
Consolidated Netback Calculation Schedule

Operating Netback ($/boe)	Q4 2009	Q3 2009	Q2 2009	Q1 2009	YTD 2009
Petroleum & Natural gas Revenue	68.24	-	-	-	68.24
Royalties	(10.64)	-	-	-	(10.64)
Operating Costs	(39.90)	-	-	-	(40.51)
Operating Netback	17.71	-	-	-	17.09

2010:

Kodiak Energy Inc.
Consolidated G&A Schedule

G&A Expenses ($)	Q4 2010	Q3 2010	Q2 2010	Q1 2010	YTD 2010

G&A Expenses	927,353	648,013	628,201	652,520	2,856,087
$/boe(6:1)	$85.54	$48.37	$37.35	$55.49	$54.08

2009:

Kodiak Energy Inc.
Consolidated G&A Schedule

G&A Expenses ($)	Q4 2009	Q3 2009	Q2 2009	Q1 2009	YTD 2009

G&A Expenses	710,679	658,872	356,428	493,462	2,219,441
$/boe(6:1)	68.84	N/A	N/A	N/A	214.98

2010:

Kodiak Energy Inc.
Consolidated Interest Income Schedule

Interest & Other Income ($)	Q4 2010	Q3 2010	Q2 2010	Q1 2010	YTD 2010

Interest and Other Income	151	311	751	41	1,254
Gain/(Loss) on settlement of debt	(595,725)	897	72,657	-	(522,171)
Total Other Income	(595,574)	1,208	73,408	41	(520,917)
$/boe (6:1)	$(54.94)	$0.09	$4.36	$0.00	$(9.86)

2009:

Kodiak Energy Inc.
Consolidated Interest Income Schedule

Interest & Other Income ($)	Q4 2009	Q3 2009	Q2 2009	Q1 2009	YTD 2009

Gain/Loss on Disposal of Assets	479,433	-	-	(2,164)	477,269
Total Other Income	479,433	-	-	(2,164)	477,269
$/boe (6:1)	46.44	-	-	-	46.23

2010:

Kodiak Energy Inc.
Consolidated Interest Expense Schedule

Interest Expense ($)	Q4 2010	Q3 2010	Q2 2010	Q1 2010	YTD 2010

Interest Expense	99,282	84,914	86,092	76,260	346,548
$/boe(6:1)	$9.16	$6.34	$5.12	$6.49	$6.56

2009:

Kodiak Energy Inc.
Consolidated Interest Expense Schedule

Interest Expense ($)	Q4 2009	Q3 2009	Q2 2009	Q1 2009	YTD 2009

Interest Expense	106,309	-	92	211	106,612
$/boe(6:1)	10.30	-	-	-	10.33

Consolidated DD&A Schedule

DD&A Expense ($)	Q4 2010	Q3 2010	Q2 2010	Q1 2010	YTD 2010	Q4 2009	Q3 2009	Q2 2009	Q1 2009	YTD 2009
Depletion & Depreciation	222,429	263,240	347,942	242,276	1,075,887	243,404	5,409	5,173	4,600	258,586
Accretion	24,224	23,570	23,012	24,033	94,839	22,949	3,461	3,362	3,188	32,960
Asset Write downs	18,411	202,903	-	4,144,000	4,365,314	1,645,462	211,156	16,169,130	-	18,025,748
Total DD&A	265,064	489,713	370,954	4,410,309	5,536,040	1,911,815	220,026	16,177,665	7,788	18,317,294

DD&A Expense $/boe (6:1)	Q4 2010	Q3 2010	Q2 2010	Q1 2010	YTD 2010	Q4 2009	Q3 2009	Q2 2009	Q1 2009	YTD 2009
Depletion & Depreciation	20.52	19.65	20.69	20.60	20.37	23.58	-	-	-	25.05
Accretion	2.23	1.76	1.37	2.04	1.80	2.22	-	-	-	3.19
Asset Write downs	1.70	15.15	-	352.41	82.65	159.39	-	-	-	1,746.04
Total DD&A $/boe (6:1)	24.45	36.56	22.06	375.05	104.82	185.19	-	-	-	1,774.28

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

OPERATING COST RISK

During 2009 and 2010, we have generally experienced fluctuations in operating costs (including costs of drilling and completing wells) which impact our cash flow from operating activities and profitability. We expect our drilling activity in 2011 to be focused on drilling oil wells. Several other companies seek to drill similar wells in the general area in 2011 whereby drilling and operating costs may rise in response to demand for limited rigs and services in the area.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KODIAK ENERGY, INC

RBSM LLP

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Kodiak Energy, Inc.
Alberta, Canada

We have audited the accompanying consolidated balance sheet of Kodiak Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based upon our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kodiak Energy, Inc. at December 31, 2010 and the results of its operations and its cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2, the Company has incurred operating losses and has a working capital deficiency.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ RBSM LLP

New York, New York
April 13, 2011

MEYERS NORRIS PENNY LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

OPINION ON THE AUDIT OF THE FINANCIAL STATEMENTS

To the Board of Directors and the Stockholders of
Kodiak Energy, Inc.

We have audited the accompanying consolidated balance sheets of Kodiak Energy, Inc. (the “Company and subsidiaries”) as of December 31, 2009 and the consolidated statements of operations, stockholder’s equity and cash flows for the year ended December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2009 and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company’s ability to continue as a going concern is dependent on obtaining sufficient working capital to fund future operations.  Management’s plan in regard to these matters is also described in Note 2.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statement, the Company and subsidiaries have changed their reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements as of December 31, 2009.

/s/ MEYERS NORRIS PENNY LLP

Chartered Accountants
Calgary, Canada
March 19, 2010

KODIAK ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
Assets
Current Assets
Cash and short term deposits	$18,735	$2,058
Accounts receivable (Note 4)	585,637	403,907
Prepaid expenses and deposits	145,873	151,390
Total current assets	750,245	557,355

Other assets (Note 5)	313,247	296,153

Oil and natural gas properties, Full cost accounting (Note 3)
Developed properties	9,266,193	6,823,400
Less accumulated depreciation, depletion and amortization	(3,493,865)	(2,165,997)
Net	5,772,328	4,657,403
Undeveloped properties excluded from amortization	22,622,246	26,081,786
Furniture and fixtures, net	57,220	64,862
	28,451,794	30,804,051

Total assets	$29,515,286	$31,657,559

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$2,054,919	$2,267,139
Accrued liabilities	677,335	281,522
Operating line of credit (Note 6)	2,035,994	-
Note payable (Note 7)	-	1,364,036
Current debt	839,060	538,831
Total current liabilities	5,607,308	4,451,528

Long-term liabilities (Note 7)	2,769,965	3,400,489

Asset retirement obligations (Note 8)	1,471,808	1,285,614

Total liabilities	9,849,081	9,137,631

Commitments and contingencies (Note 13)

Stockholders' equity (Note 10)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 119,683,294 and 110,407,186 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	119,683	110,407
Additional paid in capital	54,628,900	50,851,469
Accumulated comprehensive loss	(256,401)	(416,905)
Deficit	(35,237,407)	(28,283,170)
Stockholders' equity attributable to Kodiak Energy, Inc.	19,254,775	22,261,801
Non controlling interest	411,430	258,127
Total stockholders' equity	19,666,205	22,519,928

Total liabilities and stockholders' equity	$29,515,286	$31,657,559

The accompanying notes are an integral part of these consolidated financial statements

KODIAK ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2010	2009
REVENUE
Oil sales	$3,108,147	$594,701
Other	4,078	12,768
Total revenue	3,112,225	607,469

EXPENSES:
Operating	1,556,974	418,218
General and administrative	2,856,086	2,219,441
Depletion, depreciation and amortization	5,536,041	18,317,295
Total expenses	9,949,101	20,954,954

Net loss from operations	(6,836,876)	(20,347,485)

OTHER INCOME (EXPENSE)
Gain on non-monetary transfer of properties		477,269
Net loss on settlement of debt	(522,171)	-
Interest expense	(346,548)	(106,612)
Interest income	1,254	-

Net loss before income taxes	(7,704,341)	(19,976,828)

Income taxes	-	-

Net loss	(7,704,341)	(19,976,828)

Non controlling interest	750,104	403,746

NET LOSS ATTRIBUTABLE TO KODIAK ENERGY, INC.	$(6,954,237)	$(19,573,082)

Loss per common share (basic and fully diluted)	$(0.06)	$(0.18)

Weighted average number of shares outstanding (basic and fully diluted)	111,424,277	110,121,632

Comprehensive loss
Net loss	$(7,704,341)	$(19,976,828)
Foreign currency translation gain (loss)	160,504	4,486,857

Comprehensive loss:	(7,543,837)	(15,489,971)
Comprehensive loss attributable to non controlling interest	728,230	403,746

Comprehensive loss attributable to Kodiak Energy, Inc.	$(6,815,607)	$(15,086,225)

The accompanying notes are an integral part of these consolidated financial statements

KODIAK ENERGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FROM JANUARY 1, 2009 THROUGH DECEMBER 31, 2010

					Additional	Other			Total
	Preferred shares		Common shares		Paid in	Comprehensive	Accumulated	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Interest	Equity
Balance, January 1, 2009	-	$-	110,023,998	$110,024	$49,296,114	$(4,903,762)	$(8,710,088)	$-	$35,792,288
Stock based compensation	-	-	-	-	774,199	-	-	-	774,199
Issuance of common stock	-	-	383,188	383	154,207	-	-	-	154,590
Effect of change in ownership interest in majority owned subsidiary	-	-	-	-	626,949	-	-	661,873	1,288,822
Foreign currency translation	-	-	-	-	-	4,486,857	-	-	4,486,857
Net loss	-	-	-	-	-	-	(19,573,082)	(403,746)	(19,976,828)
Balance, December 31, 2009	-	-	110,407,186	110,407	50,851,469	(416,905)	(28,283,170)	258,127	22,519,928
Stock based compensation	-	-	-	-	856,121	-	-	-	856,121
Common stock issued of Cougar Oil and Gas of Canada to acquire outstanding debt obligation of the Company, subsequently cancelled (Note 1)	-	-	-	-	1,296,888	-	-	-	1,296,888
Effect of change in ownership interest in majority owned subsidiary	-	-	-	-	116,618	21,874	-	881,533	1,020,025
Common stock issued in exchange for debt	-	-	9,276,108	9,276	1,199,379	-	-	-	1,208,655
Fair value of warrants issued in connection with settlement of debt	-	-	-	-	308,425	-	-	-	308,425
Foreign currency translation	-	-	-	-	-	138,630	-	21,874	160,504
Net loss	-	-	-	-	-	-	(6,954,237)	(750,104)	(7,704,341)
Balance, December 31, 2010	-	$-	119,683,294	$119,683	$54,628,900	$(256,401)	$(35,237,407)	$411,430	$19,666,205

The accompanying notes are an integral part of these consolidated financial statements

KODIAK ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,954,237)	$(19,573,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from non controlling interest, net of tax	(750,104)	(403,746)
Depreciation and depletion	5,441,201	18,317,295
Amortization and accretion	94,839	-
Stock based compensation	856,121	774,199
Gain on non-monetary transfer of assets	-	(477,269)
Interest expense charged to notes payable	234,270	-
Net loss on settlement of debt	522,171	-
Working capital changes (Note 17)	457,380	397,569
Net cash used in operating activities	(98,359)	(965,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,205,697)	(5,563,737)
Proceeds from sale of assets	210,000	-
Net cash used in investing activities	(1,995,697)	(5,563,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares issued or issuable	-	552,692
Shares issued by subsidiary for cash	-	1,046,925
Advances on the revolving line of credit	2,035,994	-
Proceeds from majority owned warrants exercised	587,247	-
Net (repayments of) proceeds from long term debt	(829,145)	369,179
Net cash provided by financing activities	1,794,096	1,968,796

Effect of foreign currency rate change on cash	316,637	4,486,857

Net increase (decrease) in cash and cash equivalents	16,677	(73,118)

Cash and cash equivalents, beginning of period	2,058	75,175
Cash and cash equivalents, end of period	$18,735	$2,057

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$336,368	$-
Taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:

Common stock issued in exchange for debt	$921,356	$-
Common stock of Cougar Oil and Gas Canada Inc. issued for properties	$-	$188,195
Fair value of warrants issued in settlement of debt	$595,724	$-
Gain on settlement of debt in Cougar Oil and Gas Canada Inc.	$72,657	$-
Common stock of Cougar Oil and Gas Canada Inc. issued to acquire Kodiak debt from third party	$1,296,888	$-
Common stock issued of Cougar Oil and Gas of Canada in settlement of debt	$477,610	$481,928
The accompanying notes are an integral part of these consolidated financial statements

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Basis and Presentation

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

The consolidated financial statements include the accounts of the Company, three wholly-owned subsidiaries: Kodiak Petroleum ULC (“KULC”), an inactive Alberta company; Kodiak Petroleum (Montana), Inc. (“KPMI”), a Delaware company that operates Kodiak’s projects in New Mexico and Montana; and Kodiak Petroleum (Utah), Inc. (“KPUI”), an inactive Delaware company; and one majority- owned subsidiary,  Cougar Oil and Gas Canada Inc. In British Columbia, Canada, the Company operates under the assumed name of Kodiak Bear Energy, Inc. All significant inter-company transactions have been eliminated in consolidation.

Reverse Acquisition

In January 2010, Cougar Oil and Gas Canada ("COG"), formerly Ore-More Resources, Inc. entered into a stock purchase Agreement (the “Agreement”) with Cougar Energy, Inc, a majority-owned subsidiary of the Company (which we refer to as CEI) and CEI’s then shareholders whereby COG agreed to acquire the entire issued and outstanding shares of the common stock of CEI in two stages:

a)  On January 20, 2010, COG finalized stock purchase agreements effective January 18, 2010 by and between COG and Zentrum Energie Trust AG, CAT Brokerage AG, LB (Swiss) Private Bank for its client, Mauschen Finanz Inc. and Rahn and Bodmer (collectively the “Vendors”), whereby COG purchased from the Vendors shares and warrants of the common stock of CEI held by the Vendors.  The Vendors tendered a total of 884,616 common shares of CEI and 884,616 warrants granting the right to the holder, which would be COG pursuant to the transfer, to purchase an additional 884,616 common shares of CEI on or before December 4, 2011.   As consideration for the common shares and warrants of CEI tendered by the Vendors, COG issued a total of 3,980,775 shares of its common stock to the Vendors and an equal number of warrants, entitling the holders to exercise a total of 5,348,085 warrants.  The warrants have the following exercise prices and expiry dates:

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

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

b)  On January 25, 2010, COG finalized a share purchase agreement between COG and the Company whereby COG purchased from the Company a total of 8,461,549 shares of the common shares of CEI held by the Company.  The share purchase agreement called for COG to issue a total of 1.5 shares of its common stock for each share of CEI tendered by the Company, resulting in COG issuing a total of 12,692,324 shares of common stock.  As further consideration for the acquisition of the CEI common shares, COG forgave all current indebtedness owed to COG by the Company and guaranteed by CEI, which was in the amount of $1,296,888.  An additional condition to the agreement was that a total of 12,000,000 restricted common shares of Ore-More Resources, Inc were cancelled.

Upon consummation of the acquisition, CEI became the only wholly-owned subsidiary of COG.  Subsequently, on February 4, 2010, Ore-More Resources, Inc filed a Certificate of Amendment to its Certificate of Incorporation with the Registrar of Corporations in Alberta, Canada, changing the Company’s name to “Cougar Oil and Gas Canada, Inc.”.

The acquisition is accounted for as a “reverse acquisition”, since the stockholders of CEI owned a majority of COG’s common stock immediately following the transaction and their management has assumed operational, management and governance control. The reverse acquisition transaction is recorded as a recapitalization of CEI, pursuant to which CEI is treated as the surviving and continuing entity although Ore-More Resources, Inc is the legal acquirer, rather than a business combination.  Cougar Oil and Gas Canada did not recognize goodwill or any intangible assets in connection with this transaction.  Accordingly, the Company’s historical consolidated financial statements include those of CEI from its date of inception on November 21, 2008.

Functional currency

The reporting currency of the Company is the United States dollar, while the functional currency is the Canadian dollar. When a transaction is executed in a foreign currency, it is re-measured into Canadian dollars based on appropriate rates of exchange in effect at the time of the transaction. At each balance sheet date, all recorded balances are adjusted to the reporting currency of the Company to reflect the current exchange rate. The resulting foreign currency transactions gains (losses) are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Significant estimates include volumes of oil and natural gas reserves used in calculating depletion of proved oil and natural gas properties, future net revenues and abandonment obligations, impairment of unproved properties, future taxable income and related assets/liabilities, the collectability of outstanding accounts receivable, stock-based compensation expense, contingencies and the results of current and future litigation.

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue Recognition

The Company uses the sales method of accounting for the recognition of natural gas and oil revenues. The Company is the operator on all of its properties. The Company has an agreement with the marketers of our product to sell, on its behalf, production from the properties for which it has working interest ownership. Since there is a ready market for natural gas, crude oil and natural gas liquids (“NGLs”), production is sold at various locations at which time title and risk of loss pass to the marketer.

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

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Furniture and Fixtures

Furniture and fixtures are recorded at cost and depreciated on both straight-line and declining balance basis over estimated useful lives of five years. Repair and maintenance costs are charged to expense as incurred while acquisitions are capitalized as additions to the related assets in the period incurred. Gains or losses from the disposal of property, plant and equipment are recorded in the period incurred. The net book value of the property, plant and equipment that is retired or sold is charged to accumulated depreciation and amortization, and the difference is recognized as a gain or loss in the results of operations in the period the retirement or sale transpires.

Segment Information

The Company applies Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”).  ASC 280-10 establishes standards for reporting information regarding operating segments in annual consolidated financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance.  The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments.

Impairment of long lived assets

The Company applies Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of is reported at the lower of the carrying amount or the fair value less costs to sell.

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of properties within a relatively large geopolitical cost center in our case, by country, and are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves. In some cases, however, certain significant costs designated as unproven properties are deferred separately without amortization until the specific property to which they relate is found to be either productive or nonproductive, at which time those deferred costs and any reserves attributable to the property are included in the computation of amortization in the cost center. All costs incurred in oil and gas producing activities are regarded as integral to the acquisition, discovery, and development of whatever reserves ultimately result from the efforts as a whole, and are thus associated with the Company’s reserves. The Company capitalizes internal costs directly identified with performing or managing acquisition, exploration and development activities. The Company has not capitalized any internal costs or interest at December 31, 2010 and 2009. Unevaluated and undeveloped costs are excluded from the full cost pool and are periodically evaluated for impairment rather than amortized. Upon evaluation, costs associated with productive properties are transferred to the full cost pool and amortized. Gains or losses on the sale of oil and natural gas properties are generally included in the full cost pool unless the entire pool is sold.

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable country cost center. The Company has assessed the impairment for oil and natural gas properties for the full cost pool at December 31, 2010 and 2009 and will assess quarterly thereafter using a ceiling test to determine if impairment is necessary. Specifically, the net unamortized costs for each full cost pool less related deferred income taxes is compared to (a) the present value, discounted at 10%, of future net cash flows from estimated production of proved oil and gas reserves plus (b) all costs being excluded from the amortization base plus (c) the lower of cost or estimated fair value of unproved properties included in the amortization base less (d) the income tax effects related to differences between the book and tax basis of the properties involved. The present value of future net revenues is based on current prices, with consideration of price changes only to the extent provided by contractual arrangements, as of the latest balance sheet presented. The full cost ceiling test takes into account the prices of qualifying cash flow hedges in calculating the current price of the quantities of the future production of oil and gas reserves covered by the hedges as of the balance sheet date. In addition, the use of the hedge-adjusted price is consistently applied in all reporting periods and the effects of using cash flow hedges in calculating the ceiling test, the portion of future oil and gas production being hedged, and the dollar amount that would have been charged to income had the effects of the cash flow hedges not been considered in calculating the ceiling limitation should be disclosed. Any excess is charged to expense during the period that the excess occurs. The Company did not have any hedging activities since inception through December 31, 2010. Application of the ceiling test is required for reporting purposes, and any write-downs are not reinstated even if the cost ceiling subsequently increases by year-end. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.   Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

 Fair Values

The Company applies Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 delayed, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or operations. Refer to Note 13 for further discussion regarding fair valuation.

Comprehensive Income (Loss)

The Company applies Statement of Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Net Loss per Share

The Company applies Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values. The fair value of share-based compensation to employees will be determined using an option pricing model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees are measured based on the fair value of the goods or services received. Stock-based compensation expense is included in general and administrative expense with a corresponding increase to Additional Paid in Capital. Upon the exercise of the stock options, consideration paid together with the previously recognized Additional Paid in Capital is recorded as an increase in share capital.

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company applies Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.   The adoption of ASC 740-10 did not have a material impact on the Company’s consolidated results of operations or financial condition. Please refer to Note 18.

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounting for Changes in Ownership Interests in Subsidiaries

The Company’s ownership interest in a consolidated subsidiary may change if it sells a portion of its interest, or if the subsidiary issues or re-purchases its own shares. If the transaction does not result in a change in control over the subsidiary and it is not deemed to be a sale of real estate, the transaction is accounted for as an equity transaction. If the transaction results in a change in control it would result in the deconsolidation of a subsidiary with a gain or loss recognized in the statement of operations. During 2010 the Company’s ownership interest in Cougar Energy Inc. changed which were accounted for as equity transactions. See Note 11 Non-Controlling Interest for a description of the transactions and the impact to the financial statements.

Accounting for Sales of Stock by a Subsidiary

The Company's majority owned subsidiary issued common shares in various transactions, which resulted in a dilution of the Corporation's percentage ownership in the Subsidiary. The Company accounted for the sale of the Subsidiary common shares in accordance with guidance related to equity transactions. The guidance allows for the election of an accounting policy of recording such increase or decreases in a parent's investment either in income or in equity. The Corporation adopted a policy of recording such gains or losses directly to additional paid in capital.

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU updates ASC Topic 350, Intangibles—Goodwill and Other, to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not currently have any reporting units with zero or negative carrying values.

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amend “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company does not expect to have a significant impact on its financial statements with the adoption of ASU 2010-20.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN MATTERS

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

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 3 -  OIL AND GAS PROPERTIES

Major classes of oil and gas properties under the full cost method of accounting at December 31, 2010 and  2009 consist of the following:

	2010	2009
Proved properties, net of cumulative impairment charges	$9,266,193	$6,823,400
Unevaluated and Unproved properties	22,622,246	26,081,786
Gross oil and gas properties	31,888,439	32,905,186
Less: accumulated depletion, accretion and impairments	(3,493,865)	(2,165,997)
Net oil and gas properties	$28,394,574	$30,739,189

Unevaluated and Unproved Properties

The Company has certain unevaluated and unproved properties, valued at cost, that have been excluded from costs subject to depletion. These costs amounting to $22,622,246 and $26,081,786 as at December 31, 2010 and 2009, respectively, are subject to a test for impairment which is separate from the test applied to proved properties.

During the year ended December 31, 2010 certain unproved properties in the United States were returned due to other business opportunities.  These properties were removed from undeveloped properties at their carrying value of $4,144,000 and have been included in depletion and depreciation the statement of operations.

Full Cost Accounting Ceiling Test on Canadian Proved Oil and Gas Properties

Quarterly, the Company assesses the value of unamortized capitalized costs within its cost center over the discounted present value of cash flows associated with its reserves. Any excess requires an immediate write-down of its capital costs by this amount, under the full cost ceiling test.

At December 31, 2010, a ceiling test was performed on the Company's properties subject to depletion. Costs of unproved properties aggregating $22,622,246 and future abandonment costs of $307,000 have been excluded from this test. This test disclosed that the carrying costs of the Company's depletable Canadian properties did not exceed their net present value and consequently no ceiling write-down was required.

Included in the Company’s oil and gas properties are asset retirement obligations of $1,306,481 and $1,219,785, comprising both current and long term items as of December 31, 2010 and 2009, respectively.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	2010	2009
Non-operating Partner joint venture accounts	$487,265	$309,667
Government of Canada Goods and Services Tax Claims	17,778	14,547
Other	80,594	79,693
	$585,637	$403,907

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 5 - OTHER ASSETS

Other assets represent long term deposits required by governmental regulatory authorities for environmental obligations relating to well abandonment and site restoration activities.

	2010	2009
Alberta Energy and Utility Board Drilling Deposit	$46,519	$43,738
Department of Energy Reclamation Deposit	503	476
British Columbia Oil and Gas Commission Deposit	266,225	251,939
	$313,247	$296,153

NOTE 6 - OPERATING LINE OF CREDIT

During the year ended December 31, 2010 the Company reached formal agreement with a Canadian bank for credit facilities. The credit facility is a revolving demand loan facility in the amount of Cdn$2,500,000 bearing an interest at prime plus 3.5% per annum. Under the terms of the Agreement, the credit facility is committed for the development of existing proved non-producing/undeveloped petroleum and natural gas reserves. As at December 31, 2010, U.S $2,035,994 of the revolving line was drawn.

NOTE 7-  LONG TERM AND SHORT TERM LIABILITIES

The Company has the following liabilities:

	2010	2009
Amount due to vendor of acquired properties present value of total amount due	$3,951,337	$4,471,930
Amount of Discount to be accreted in the future (at 7.5% annually - .0625% per month)	(416,155)	(650,425)
Present value of amount due	3,535,182	3,821,505
Other short term debt	25,762	-
Amount due to vendor of Trout area properties	-	72,312
Total indebtedness from the purchase of properties	3,560,944	3,893,817

Less current portion	(839,060)	(538,831)
Long-term portion	2,721,884	3,354,986

Funds advanced by partners for their share of a drilling deposit required to be lodged by the Company with the British Columbia Oil and Gas Commission (See Note 5) as security for future well abandonment and site restoration activities	48,081	45,503
Total	$2,769,965	$3,400,489

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 7-  LONG TERM AND SHORT TERM LIABILITIES (continued)

The total amount due to the vendor of the Trout Core properties is payable in accordance with the following schedule:
Due in 2011 in 12 monthly installments	$1,025,538
Due in 2012 in 12 monthly installments	1,206,515
Due in 2013 in 12 monthly installments	1,387,492
Due in 2014 in 2 monthly installments	331,792
$3,951,337

The Company has the right to prepay the vendor loan in full, without penalty, semi-annually commencing March 31, 2010 at a proportionate discount to the original purchase price. The indebtedness is secured by a debenture covering a fixed and floating charge over Cougar's interest in the acquired properties.

During the year ended December 31, 2010, non cash interest of $261,443 was recorded as interest expense in relation to the discount on the vendor acquired indebtedness.

During the year ended December 31, 2010 the total amounts owing on the note payable at December 31, 2009 in the amount of $1,364,046, were extinguished as a result of the share exchange with Ore-More Resources, Inc as noted in Note 1.

NOTE 8- ASSET RETIREMENT OBLIGATIONS

The Company’s financial statements reflect the provisions of Accounting Standards Codification Subtopic 410-20, Asset Retirement Obligations (“ASC 410-20”). ASC 410-20 provides that, if the fair value for an asset retirement obligation can be reasonably estimated, the liability should be recognized in the period when it is incurred. Oil and gas producing companies incur this liability upon acquiring or drilling a well. Under the method prescribed by ASC 410-20, the retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with an offsetting increase to producing properties on the Consolidated Balance Sheet. Periodic accretion of discount of the estimated liability is recorded, as appropriate, as an expense in the Consolidated Statement of Operations and is included in depletion, depreciation and accretion. The Company’s asset retirement obligations relate to the all wells. The Company has recognized an asset retirement liability of $1,471,808 and $1,285,614 at December 31, 2010 and 2009, respectively.

At December 31, 2010, the estimated total undiscounted amount required to settle the asset retirement obligations was $3,227,980 (December 31, 2009 - $3,033,143). These obligations will be settled at the end of the useful lives of the underlying assets, which currently extends up to 14 years into the future. This amount has been discounted using a credit adjusted risk-free interest rate of 7.5% and a rate of inflation of 2.5%.

Changes in the carrying amounts of the asset retirement obligations associated with the Company’s oil and natural gas properties are as follows:

Asset retirement obligations, December 31, 2008	$199,574
Additions	1,022,582
Accretion	32,960
Retirements	(2,276)
Foreign exchange gain (loss)	32,774
Asset retirement obligations, December 31, 2009	1,285,614
Additions	36,666
Accretion	100,436
Retirements	(20,966)
Foreign exchange gain (loss)	70,058
Asset retirement obligations, December 31, 2010	$1,471,808

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 9- STOCK OPTION PLAN AND STOCK BASED COMPENSATION

The Company has a stock option plan under which it may grant options to its directors, officers, employees and consultants for up to a maximum of 8,000,000 of its issued and outstanding common shares at market price at the date of grant for up to a maximum term of five years. Options are exercisable equally over the first three years of the term of the option.

	December 31, 2010
	Weighted average Exercise
	Price	Shares
Outstanding at beginning of period	$0.57	6,060,000
Options granted	0.19	300,000
Options forfeited	0.85	(955,000)
Outstanding at end of period	0.50	5,405,000
Exercisable at end of period	$0.75	2,505,000

Significant option groups outstanding at December 31, 2010 and 2009 and related weighted average price and life information as follow:

	Outstanding				Exercisable
Range of Exercise Price	Number outstanding at December 31, 2010	Weighted Average remaining Contractual life	Weighted average Exercise Price	Aggregate intrinsic value	Number outstanding at December 31, 2010	Weighted average Exercise price	Aggregate Intrinsic Value
$0.19-1.28	4,625,000	3.48	$0.32	$-	1,725,000	$0.38	$-
1.29-2.28	680,000	0.89	1.41	-	680,000	1.41	-
2.29-3.28	100,000	1.92	2.58	-	100,000	2.58	-

Transactions involving options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2008	1,796,666	$1.50
Granted	4,630,000	0.29
Exercised	-
Canceled or expired	(366,666)	1.61
Outstanding at December 31, 2009	6,060,000	$0.57
Granted	300,000	0.19
Exercised	-
Canceled or expired	(955,000)	0.85
Outstanding at December 31, 2010	5,405,000	$0.50

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 9- STOCK OPTION PLAN AND STOCK BASED COMPENSATION (continued)

During the year ended December 31, 2010, the Company granted 300,000 options to purchase the Company's common stock at $0.19 per share expiring five years from the date of issuance. The options vest over three years at the anniversary of the date of issuance. The fair value was determined using the Black Scholes Option pricing model with the following assumptions:  Dividend yield-0%, risk free interest rate: 2.56%; volatility: 139%; expected term: 5 years.

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

A summary of options granted and outstanding under the plan is as follows:

December 31, 2010
Weighted average
Exercise Price (Cdn$)	Shares
$ 1.40	50,000
$ 1.52	50,000
$ 1.83	45,000
$ 2.02	35,000
$ 2.36	30,000
$ 2.38	600,000
$ 2.92	450,000
$ 2.47	1,260,000

Outstanding				Exercisable
Number outstanding at December 31, 2010	Weighted Average remaining Contractual life	Weighted average Exercises Price (Cdn$)	Aggregate intrinsic value	Number outstanding at December 31, 2010	Weighted average Exercise price	Aggregate Intrinsic Value
35,000	4.25	$2.02	$-	-	$-	$-
600,000	4.42	$2.38	-	-	-	-
50,000	4.78	$1.40	-	-	-	-
50,000	4.82	$1.52	-	-	-	-
45,000	4.91	$1.83	-	-	-	-
30,000	4.93	$2.36	-	-	-	-
450,000	4.96	$2.92	-	-	-	-
1,260,000		$2.47	$-	-	$-	$-

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 9- STOCK OPTION PLAN AND STOCK BASED COMPENSATION (continued)

Transactions involving options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-
Outstanding at December 31, 2009	-
Granted	1,260,000	2.47
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2010	1,260,000	$2.47

During the year ended December 31, 2010, the Company granted an aggregate of 1,260,000 stock options with an exercise price from Cdn $1.40 to Cdn $2.92 per share expiring five years from issuance.  The fair values were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0- %
Volatility	104% to 131%
Risk free rate:	1.94% to 2.89%

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

A summary of options granted and outstanding under the plan is as follows

December 31, 2010
Weighted average Exercise(Cdn$)
Price	Shares
$ 0.65	725,000
$ 1.30	265,000
$ 0.82	990,000

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 9- STOCK OPTION PLAN AND STOCK BASED COMPENSATION (continued)

Outstanding				Exercisable
Number outstanding at December 31, 2010	Weighted Average remaining Contractual life	Weighted average Exercises Price (Cdn$)	Aggregate intrinsic value	Number outstanding at December 31, 2010	Weighted average Exercise price	Aggregate Intrinsic Value
725,000	$3.04	$0.65	-	310,004	$0.79	-
265,000	$3.84	$1.30	-	-	$-	-
990,000	$3.25	$0.82	-	310,004	$0.79	-

Transactions involving options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share (Cdn$)
Outstanding at December 31, 2008	-	$-
Granted	985,000	0.81
Exercised	-	-
Canceled or expired	-
Outstanding at December 31, 2009	985,000	$0.81
Granted	60.000	1.30
Exercised	-	-
Canceled or expired	(55,000)	1.03
Outstanding at December 31, 2010	990,000	$0.82

During the year ended December 31, 2010, the Company granted 60,000 additional options with an exercise price of Cdn $1.30 per share expiring five years from issuance. The fair value was determined using the Black-Sholes option pricing model with the following assumptions:

Dividend yield:	-0- %
Volatility	100.0%
Risk free rate:	2.75%

The fair value of all employee options vesting during the year ended December 31, 2010 and December 31, 2009 of $856,121 and $774,199, respectively, was charged to current period operations.

Subsequent to the period end, on January 1, 2011, Cougar Energy, Inc. merged with its parent, Cougar Oil and Gas Canada Inc. Both of the companies are Alberta corporations and were merged in a statutory amalgamation under Alberta corporate law. Upon that merger, and after giving effect to the Cougar Oil and Gas Canada/Cougar Energy Inc. share exchange at 1:1.5 and the subsequent 3:1 split of Cougar Canada Oil and Gas Canada Inc. shares, the 725,000 and 265,000 outstanding Cougar Energy, Inc stock options exercisable at $0.65 and $1.30 per share respectively shown above became 3,262,500 and 1,192,500 outstanding Cougar Oil and Gas Canada stock options exercisable at Cdn $0.144 and Cdn $.289 per share, respectively.

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 9- STOCK OPTION PLAN AND STOCK BASED COMPENSATION (continued)

Kodiak Energy Inc. Warrants

During years ended December 31, 2006 and 2010, the Company, as part of certain private placement financings, issued warrants that are exercisable in common shares of the Company. A summary of such outstanding warrants follows:

	Exercise Price ($)	Expiry Date	Equivalent Shares Outstanding	Weighted Average Years to Expiry
Issued June 30, 2006	$3.50	Jun. 30/11	1,130,000	0.50
Issued Nov 4, 2010	$0.50	Aug 15/12	4,776,108	1.62
Issued Dec 9, 2010	$0.50	Aug 15/12	4,500,000	1.62
	$0.83		10,406,108	1.50

In 2010, in connection with the settlement of debt, the Company issued an aggregate of 9,276,108 warrants with an exercise price of $0.50 per share expiring August 15, 2012. The fair value was determined using the Black-Sholes option pricing model with the following assumptions:

Dividend yield:	-0- %
Volatility	99.39% to 120.73%
Risk free rate:	0.37% to 0.54%

The determined fair value of the issued warrants of $308,425 was charged to loss on settlement of debt in the current period operations.

Cougar Oil and Gas Canada Warrants

Warrants

The following table summarizes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2010:

		Warrants Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price (Cdn$)	Outstanding	Life (years)	Exercise price (Cdn$)	Exercisable	Exercise Price (Cdn$)
$0.288	1,907,655	0.16	$0.288	1,907,655	$0.288
$0.577	2,301,003	0.72	$0.577	2,301,003	$0.577
Total	4,208,658	0.60	$0.350	4,208,658	$0.350

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 9- STOCK OPTION PLAN AND STOCK BASED COMPENSATION (continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2008	-	$-
Issued	-	-
Exercised	-	-
Canceled or expired
Outstanding at December 31, 2009	-	$-
Issued	6,223,506	0.33
Exercised	(2,014,848)	0.29
Canceled or expired
Outstanding at December 31, 2010	4,208,658	$0.35

NOTE 10-  STOCKHOLDERS EQUITY

The Company is authorized to issue 10,000,000 and 300,000,000 shares of $0.001 par value preferred and common stock, respectively.  As of December 31, 2010 and December 31, 2009, the Company had nil preferred shares issued and outstanding and  119,683,294 and 110,407,186 shares of common stock, respectively.

During the year ended December 31, 2010, the Company issued an aggregate of 9,276,108 shares of its common stock in settlement of outstanding debt and related accrued interest of $921,356.  The excess of market value of the common stock over the carrying value of the debt and related interest of $287,299 was charged to loss on settlement of debt in the current period operations.

NOTE 11- NON CONTROLLING INTEREST

A reconciliation of the non controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the year ended December 31, 2010 and 2009:

	2010	2009
Net loss	$1,937,699	$2,625,138
Average Non-controlling interest percentage	38.71%	15.38%
Net loss attributable to the non-controlling interest	$750,104	$403,746

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 11- NON CONTROLLING INTEREST (continued)

The following table summarizes the changes in Non Controlling Interest from December 31, 2008 to December 31, 2010:

Balance, December 31, 2008	$-
Transfer (to) from the non-controlling interest as a result of change in ownership	661,873
Net loss attributable to the non-controlling interest	(403,746)
Balance, December 31, 2009	258,127
Transfer (to) from the non-controlling interest as a result of change in ownership	881,533
Foreign currency translation	21,874
Net loss attributable to the non-controlling interest	(750,104)
Balance, December 31, 2010	$411,430

NOTE 12-   LOSS PER SHARE

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows:

	For the year ended December 31, 2010	For the year ended December 31, 2009
Numerator:
Numerator for basic and diluted loss per share:
Net loss attributable to the Company	$(6,954,237)	$(19,573,082)

Denominator:
Denominator for basic and diluted loss per share:
Weighted average shares outstanding	111,424,277	110,121,632
Denominator for diluted loss per share:
Weighted average shares outstanding	111,424,277	110,121,632

Basic and diluted loss per share	$(0.06)	$(0.18)

Basic loss per share is based on the weighted average number of shares outstanding during the periods. Diluted loss is per share is based on the weighted average number of shares and all dilutive potential shares outstanding during the periods. The Company had outstanding stock options and warrants as at December 31, 2010 and 2009, as disclosed in note 9 that were anti dilutive due to the net loss of those periods.

NOTE 13-   COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of December 31, 2010 and 2009, the Company had lease commitments for vehicles, office rent and office equipment.  The following lease commitments for the years shown:

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 13-   COMMITMENTS AND CONTINGENCIES (continued)

Amounts payable in:	December 31, 2010	December 31, 2009
2010	$-	$150,816
2011	$217,282	$166,642
2012	$212,732	$162,337
2013	$75,803	$39,797

Cougar Oil and Gas Canada, Inc..
The Company relocated its offices in December 2009 and pays rent of approximately $14,000 per month until the lease expires in February 2013. The remaining lease commitments pertain to two trucks and a number of office computers. Rent expense for the year ended December 31, 2010 and 2009 is $131,631 and $73,753, respectively.

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2010.

NOTE 14-   FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

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

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 14-   FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES (continued)

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

 NOTE 15- RELATED PARTY TRANSACTIONS

For the year ended December 31, 2010, the Company paid $Nil (December 31, 2009 – $24,107), to Harbour Oilfield Consulting Ltd., a company owned by the Vice-President Operations of the Company for consulting services. Of this amount, $nil (December 31, 2009 - $6,910) was capitalized to Unproved Oil and Gas Properties and $nil (December 31, 2009 -$17,197) was charged to General and Administrative Expense.

For the year ended December 31, 2010 and 2009, the Company incurred $48,058 (December 31, 2009 - $124,353) to Director and the former Chief Financial Officer.  $9,132 was payable at December 31, 2010.  The Company incurred $116,160 to a Company owned and controlled by the chairman of the Company for management consulting services.  $21,114 was payable on December 31, 2010.  The Company incurred expenses of the wife of the chairman of the Company of $25,871 for administration consulting services. A total of $5,321 was outstanding on December 31, 2010.  These amounts were charged to General and Administrative Expense.

These related party transactions were non arm's length transactions in the normal course of business and agreed to by the related parties and the Company based on negotiations and Board approval and accordingly had been measured at the exchange amounts.

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 16-   SEGMENTED INFORMATION

The Company’s two geographical segments are the United States and Canada. Both segments use accounting policies that are identical to those used in the consolidated financial statements. The Company’s geographical segmented information is as follows:

	Year ended December 31, 2010			Year ended December 31, 2009
	U. S.	Canada	Total	U. S.	Canada	Total
Revenue, net of royalties	$-	$3,112,225	$3,112,225	$-	$607,469	$607,469
Net Loss attributable to Kodiak	$(4,758,582)	$(2,195,655)	$(6,954,237)	$(36,715)	$(19,536,367)	$(19,573,082)
Capital Assets	$7,132,626	$21,319,168	$28,451,794	$11,274,809	$19,529,242	$30,804,051
Total Assets	$7,147,732	$22,367,554	$29,515,286	$11,282,903	$20,374,656	$31,657,559
Capital Expenditures	$1,816	$1,621,354	$1,623,170	$24,221	$7,454,821	$7,479,042

NOTE 17-   CHANGES IN NON-CASH WORKING CAPITAL

	Year Ended December 31, 2010	Year Ended December 31, 2009
Operating Activities:
Accounts Receivable	$(181,730)	$(339,582)
Prepaid Expenses and Deposits	5,517	35,608
Accounts Payable	237,780	536,624
Accrued Liabilities	395,813	164,919
Total	$457,380	$397,569

NOTE 18- INCOME TAXES

As at December 31, 2010, the Company's deferred tax asset is attributable to its net operating loss carry forward of approximately $11,176,000 (December 31, 2009 - $9,530,000; December 31, 2008 - $2,802,000) and will expire if not utilized in the years from 2025 to 2031. As reflected below, this benefit has been fully offset by a valuation allowance based on management's determination that it is not more likely than not that some or all of this benefit will be realized.

For the years ended December 31, 2010 and 2009, a reconciliation of the income tax benefit at the U.S. federal statutory rate to the income tax benefit at the Company's effective tax rates is as follows:

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 18- INCOME TAXES (continued)

	2010	2009
Income tax benefit at statutory rate	$2,917,000	$7,563,000
Loss on settlement of debt	(198,000)	-
Other	2,000	(6,000)
Change in valuation allowance	(2,721,000)	(7,557,000)
Deferred tax benefit at effective rate	$-	$-

  Deferred tax assets (liabilities) at December 31, 2010 and December 31, 2009 are comprised of the following:

	2010	2009
Deferred tax assets
Capital assets	$5,839,000	$4,187,000
Net operating loss carryover	4,231,000	3,608,000
Other	557,000	487,000
Deferred tax asset before valuation allowance	10,627,000	8,282,000

Less valuation allowance	(10,627,000)	(8,282,000)
Net deferred tax asset	$-	$-

The valuation allowance of $10,627,000 (December 31, 2009 - $8,282,000) includes $375,000 (December 31, 2009 - $1,806,000) relating to currency revaluation adjustments that have not been charged to expense but are included in comprehensive loss in shareholders' equity.

Per Accounting Standards codification subtopic 740-10 (“ASC 740-10”) - “Accounting for Uncertainty in Income Taxes”, under the asset and liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2010, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

NOTE 19- SUBSEQUENT EVENTS

On January 1, 2011, Cougar Oil and Gas Canada, Inc. was amalgamated with its wholly owned subsidiary, Cougar Energy, Inc. As a result of the amalgamation, the Company, which will continue under the name Cougar Oil and Gas Canada, Inc., has changed its financial reporting year end to December 31st.

KODIAK ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 19- SUBSEQUENT EVENTS (continued)

The Company advanced $900,000 to Cougar Oil and Gas Canada, Inc. and received an 18 months unsecured convertible note from Cougar on January 31, 2011 in the same amount with an interest rate of prime plus 3% per annum. Kodiak will also receive a 1% gross over-riding royalty on two wells that the funds are intended to finance. The note is convertible into common shares of the Company at a price of $3.52 per share.

During February 2011, the Cougar Oil and Gas Canada, Inc received the initial draw down of 950,000 Swiss Francs ($1,009,755) on an unsecured note agreement with a maximum issuance of 4,700,000 Swiss Francs (approximately $4,995,630), subject to certain conditions. The note has a term of 18 months and accrues interest at the rate of Bank of Canada prime plus 3% per annum. The holder of the note, Zentrum Energie Trust SA, has the option to convert the balance of the note plus accrued interest into common shares of Cougar at the rate of $3.00 per common share along with a warrant to purchase additional common shares on a 1:1 basis for a period of 4 years at a price of $3.90 per common share.

On March 17, 2011 Cougar Oil and Gas Canada, Inc entered into a two phase farm-in agreement with TAMM Oil and Gas Corporation (TAMM) which will ultimately result in Cougar earning a 50% working interest in approximately 47 sections or 30,000 acres of heavy oil prospective lands in the Manning area. This is in the same area as the heavy oil farm-in agreement previously announced by the Corporation on February 14, 2011. TAMM originally acquired these lands in 2008 and has a previously prepared independent third party estimate of 3.14 billion barrels of original oil in place for the prospect.

The Farm-in agreement has two earning phases which will allow Cougar to become the operator and earn a 50% working interest in the prospect. The first phase of the farm-in is a work commitment to earn a 30% working interest of the TAMM prospect. The work commitment will consist of Cougar spending $2.5 million over the next 12 months on a work program consisting of seismic and drilling evaluation, and independent third party geological and project feasibility studies. Cougar will also become the operator of the project area once the first phase is completed.

The second phase of the farm-in will allow Cougar to earn an additional 20% working interest of the TAMM prospect and includes a work commitment to spend an additional $6.5 million over a 24 month period following the first phase. The work program will consist of drilling, coring, feasibility studies and updates to reserve/resource estimates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous independent registered public accounting firm

           On October 29, 2010, the Company notified Meyers Norris Penny LLP (“Meyers Norris Penny”) that it was   dismissed as the Company’s  independent registered public accounting firm. The decision to dismiss the Meyers Norris Penny as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on October 28, 2010.  Except as noted in the paragraph immediately below, the reports of Meyers Norris Penny on the Company’s consolidated financial statements for the years ended December 31, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

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

During the years ended December 31, 2009 and 2008 through October 29, 2010, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). Under the supervision and with the participation of our management, including our principal executive officer (CEO) and principal financial officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following material weaknesses during its assessment of our internal control over financial reporting as at December 31, 2009.

SEGREGATION OF DUTIES AND ACCESS TO CRITICAL ACCOUNTING SYSTEMS

As at December 31, 2009, management believed the Company’s Internal Control over Financial Reporting did not meet the definition of adequate control, based on criteria established by Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management identified a material weakness relating the segregation of duties among certain personnel who had incompatible responsibilities within all significant processes affecting financial reporting. We also had a material weakness resulting from our failure to implement controls to restrict access to financially significant systems or to monitor access to those systems, which resulted in conflicting access and/or inappropriate segregation of duties. These material weaknesses affected all significant accounts. In addition, the 2007 restatement issues discussed below demonstrated a need to engage additional personnel or outside consulting assistance to ensure the proper accounting for non-routine accounting transactions and adherence to US GAAP, to assist in income tax planning and compliance and a review of our Canadian and U. S. income tax provisions. As a result of these material weaknesses, management concluded that internal control over financial reporting was not effective as at December 31, 2009. Management feels that these material weaknesses have been remedied during 2010 and were fully remedied by December 31, 2010 as set out in the following section “Remediation of Material Weakness in Internal Control”.

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

During 2010, the Company engaged the services of additional personnel on a consulting basis who together are providing an additional level of review and governance with respect to the preparation and review of the Company’s quarterly and annual consolidated financial statements. Management believes that this additional level of control procedures was in place by December 31, 2010 and was operating effectively to remedy the material weakness relating to the segregation of duties among certain personnel that was previously reported. Management believes its controls and procedures related to its financial and corporate information systems are appropriate for a company of its size and mandate and, due to its internal expertise, is not dependent upon the inherent risks in external third party management of such systems. Our CFO from January, 2007 to December, 2009 retired on December 31, 2009, has joined the Board of Directors and continues to consult to the Company in a financial capacity and alleviate some of the segregation of duties and related weaknesses. The VP of Finance assumed the role of CFO ensuring a smooth transition at that time and was CFO until March 4, 2011 at which date, due to health reasons, he resigned as CFO and was retained as Business Development Manager on a consulting basis. A new CFO was hired effective March 4, 2011.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2010 other than the finalization of the remediation of the weakness in internal control referred to above, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

8.	Kodiak intends on maintaining its “foreign reporting issuer status” with the Alberta Securities Commission.

9.	Kodiak was Sarbanes Oxley (SOX) compliant for 2008, is a fully reporting filer, and adheres to the security laws, rules, regulations and filing requirements of the U.S. SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Title
William Tighe	60	Chairman of the Board, CEO, COO and President
Glenn Watt	37	Vice President Operations and Director
Greg Juneau	44	Director
William Brimacombe	69	Director
Richard Carmichael	55	Chief Financial Officer, Vice President, Finance

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

Mr. Richard Carmichael has been our CFO, commencing March 4,  2011 is a Chartered Accountant who has held senior financial positions within the oil and gas exploration and production, and oil and gas service industries over the past 20 years. He is an experienced financial manager with publicly traded companies using Canadian GAAP and U.S. GAAP and has had responsibilities covering corporate accounting and financial reporting, treasury and financial analysis, budgeting and planning, and acquisitions and corporate financing.  Most recently, Richard was the CFO of Steen River Oil & Gas Ltd. (formerly Jed Oil Inc.) from 2007 to 2010.  Richard is also CFO of Cougar Oil and Gas Canada, Inc.  We believe Mr. Carmichael will provide the financial expertise and experience necessary that the Company requires.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2010, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2010, or upon written representations received by the Company from certain reporting persons, that no Forms 5 were required for those persons for the year ended December 31, 2010.

AUDIT COMMITTEE AND FINANCIAL EXPERT

During the year end December 31, 2010, the Audit Committee met four times. The Audit Committee’s role is financial oversight. Our management is responsible for the preparation of our financial statements and our independent registered public accounting firm is responsible for auditing those financial statements. The Audit Committee is not providing any special assurance as to our financial statements or any professional certification as to the registered independent accounting firm’s work.

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of Kodiak’s independent registered accounting firm. The Audit Committee, among other things, also reviews and discusses Kodiak’s audited financial statements with management.

Our Audit Committee is comprised of two directors:   Greg Juneau, who is independent and Bill Brimacombe who as a consultant to the Company is not deemed independent.

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

In October 2007, the Company adopted a formal code of business conduct. The Board of Directors evaluated the business of the Company and its personnel and has determined that its business operations are operated by a growing number of persons, some of who are also officers, directors and employees of the Company and others who are independent contractors. Although general rules of fiduciary duty and federal, state and provincial criminal, business conduct and securities laws are adequate ethical guidelines, a formal written code of business conduct would provide additional ethical standards of conduct to which the Company’s personnel should comply.

Requests for copies of our current Code of Ethics, which will be provided at no charge, should be sent in writing to Kodiak Energy, Inc., 833 4th Avenue S.W., Suite 1120, Calgary, AB  T2P 3T5, Canada.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table summarizes compensation of our Chief Executive Officer, President and Chief Operating Officer; Chief Financial Officer; Vice President, Finance; Vice President, Exploration and Vice President, Operations for the fiscal year ended December 31, 2010.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary		Stock Awards		Option Awards (5)		Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonqualified Deferred Compensation Earnings		All Other Compensation		Total
William S. Tighe, CEO, President and COO (1)	2009 2010	$ $	105,420 116,160	$ $	0 0	$ $	72,464 68,700	$ $	0 0	$ $	0 0	$ $	0 0	$ $	177,884 184,860
William E. Brimacombe, CFO (2)	2009 2010	$ $	124,353 48,058	$ $	0 0	$ $	67,666 113,180	$ $	0 0	$ $	0 0	$ $	0 0	$ $	192,019 161,238
Glenn Watt, Vice President, Operations (3)	2009 2010	$ $	105,708 116,160	$ $	0 0	$ $	72,464 68,700	$ $	0 0	$ $	0 0	$ $	0 0	$ $	178,172 184,860
David Wilson, Vice President, Finance (4)	2009 2010	$ $	21,934 70,800	$ $	0 0	$ $	0 26,100	$ $	0 0	$ $	0 0	$ $	0 0	$ $	21,934 96,900
Steven Peter, Vice President, exploration	2009 2010	$ $	0 116,160	$ $	0 0	$ $	0 22,900	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 139,060
(1)  Mr. Tighe’s compensation was directly to him as a salaried employee for the first 3 months of 2009 and as a contractor to the Company for 9 months in 2009 and 12 months in 2010.
(2)  Mr. Brimacombe’s compensation was paid directly to him for services rendered by him as Chief Financial Officer of the Company for 2009 and 2010.
(3)  Mr. Watt’s compensation was paid to Harbour Oilfield Consulting Ltd., a company owned by Mr. Watt for services rendered by him as Vice President, Operations of the Company, the first 4 months of 2009 and directly to him as a salaried employee for 8 months 2009 and 12 months for 2010.
(4)  Mr. Wilson’s compensation was paid directly to him for services rendered by him as Vice President, Finance of the Company for 2009 and 2010. Mr. Wilson resigned as of March 4, 2011
(5)  This is the estimated 2009 cost of stock options granted based on the Black-Scholes valuation method.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercisable Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (1)	Market Value of Shares or Units of Stock that have not Vested (1)	Equity Incentive Plan Awards, Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested
William S.	200,000	0		-	$1.50	10/23/11	0	0	0	0
Tighe	66,667	133,333	(1)	-	$0.65	01/14/14	0	0	0	0
	300,000	600,000	(2)	-	$0.28	06/24/14	0	0	0	0
Glenn Watt	200,000	0		-	$1.50	10/23/11	0	0	0	0
	66,667	133,333	(1)	-	$0.65	01/14/14	0	0	0	0
	300,000	600,000	(2)	-	$0.28	06/24/14	0	0	0	0
William E.	280,000			-	$1.29	01/03/12	0	0	0	0
Brimacombe	33,334	66,666	(3)	-	$0.65	01/14/14	0	0	0	0
	200,000	400,000	(4)		$0.28	06/24/14	0	0	0	0
David Wilson	100,000	200,000	(5)	-	$0.45	11/01/14	0	0	0	0
	33,334	66,666	(6)		$1.30	11/01/14	0	0	0	0
Steven Peters	100,000	200,000	(7)	-	$0.28	06/24/14	0	0	0	0
	25,000	50,000	(8)	-	$0.65	01/14/14	0	0	0	0
(1) Unexercised options vest 66,667 on Jan 14/11 and 66,666 on Jan 14/12
(2) Unexercised options vest 300,000 on June 24/11 and 300,000 on June 24/12
(3) Unexercised options vest 33,333 on Jan 14/11 and 33,333 on Jan 14/12
(4) Unexercised options vest 200,000 on June 24/11 and 200,000 on June 24/12
(5) Unexercised options vest 100,000 on June 24/11 and 100,000 on June 24/12
(6) Unexercised options vest 33,333 on Nov 01/11 and 33,333 on Nov 01/12
(7) Unexercised options vest 100,000 on June 24/11 and 100,000 June 24/12
(8) Unexercised options vest 25,000 on Jan 14/11 and 25,000 on Jan 14/12

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

We have a formal consulting contract with Mr. William Tighe and formal consulting contracts Mr. William Brimacombe or their consulting companies. During 2010, Mr. William Tighe was to be paid Cdn $10,000 per month. During 2010, Mr. William Brimacombe was paid Cdn. $110 per hour, and a monthly vehicle allowance of Cdn. $800.  During 2010, David Wilson was to be paid $10,000 per month and a monthly vehicle allowance of Cdn. $1,200 through July 2010, subsequently converted to an hourly rate of Cdn $110 per hour.  Steven Peter and Glen Watt have a formal employment contracts paid Cdn. $10,000 per month each.

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

No named directors or executive officers exercised any stock options during fiscal 2010.

DIRECTOR COMPENSATION TABLE

The table below summarizes the compensation paid by us to our non-employee directors during the years ended December 31, 2010 and 2009.

Name		Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Gordon Taylor (1)	2010 2009	$0 $0	N/A N/A	$ 0 $22,900	N/A N/A	N/A N/A	$0 $0	$ 0 $22,900
Lester Owens (1)	2010 2009	$0 $0	N/A N/A	$ 0 $22,900	N/A N/A	N/A N/A	$0 $0	$ 0 $22,900
Greg Juneau	2010 2009	$0 $0	N/A N/A	$ 0 $22,900	N/A N/A	N/A N/A	$0 $0	$ 0 $22,900
(1) (1) Mr. Taylor and Mr. Owens resigned as directors effective December 5, 2010 and November 2, 2010, respectively.
(2) Non stock awards were granted during 2010 and 2009.

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

Name of Beneficial Owner or Director	Number of Shares of Class	Percent of Class (1)
William Tighe (2)	12,644,000	10.56%
Glenn Watt (3)	9,012,000	7.53%
Greg Juneau	40,000	*
William Brimacombe (4)	200,000	*
David Wilson	0
All directors and executive officers as a group (six persons)	26,821,000	22.41%

* Less than 1% (1) Based on 119,683,294 common shares outstanding as at December 31, 2010 and as at the date of this report.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

DIRECTOR INDEPENDENCE

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The Nasdaq Stock Market, although not required as the standard for the Company as it is traded on the Over-the-Counter Market considered whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, we determined that Greg Juneau each is an "independent director" as defined under the rules of The Nasdaq Stock Market.

RELATED TRANSACTIONS

For the year ended December 31, 2010, the Company paid $Nil (December 31, 2009 – $24,107), to Harbour Oilfield Consulting Ltd., a company owned by the Vice-President Operations of the Company for consulting services. Of this amount, $nil (December 31, 2009 - $6,910) was capitalized to Unproved Oil and Gas Properties and $nil (December 31, 2009 -$17,197) was charged to General and Administrative Expense.

For the year ended December 31, 2010 and 2009, the Company incurred $48,058 (December 31, 2009 - $124,353) to Director and the former Chief Financial Officer.  $9,132 was payable at December 31, 2010.  The Company incurred $116,160 to a Company owned and controlled by the chairman of the Company for management consulting services.  $21,114 was payable on December 31, 2010.  The Company incurred expenses of the wife of the chairman of the Company of $25,871 for administration consulting services. $5,321 was outstanding on December 31, 2010.  These amounts were charged to General and Administrative Expense.

These related party transactions were non arm's length transactions in the normal course of business and agreed to by the related parties and the Company based on negotiations and Board approval and accordingly had been measured at the exchange amounts.

ITEM 14. PRINCIPAL ACCOUNTANTING FEES AND SERVICES

AUDIT FEES

The Company paid audit fees totaling $161,475 to Meyers Norris Penny LLP during 2009 and $120,541during 2010.  The Company has recorded estimated audit fees to RBSM LLP of $195,087 for 2010. The 2009 fees to Meyers Norris Penny include approximately $62,000 relative to Internal Controls and Financial Reporting.

AUDIT-RELATED FEES

The Company paid tax fees to Meyers Norris Penny LLP for December 31, 2009 of $19,052; $Nil for 2010.

TAX FEES

None

ALL OTHER FEES

None

AUDIT COMMITTEE POLICIES AND PROCEDURES

In accordance with our policy, all of the above services were pre-approved by the Company's Audit Committee of the Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

23.1	Consent of RBSM

23.2	Consent of Meyers Norris Penny LLP

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer, pursuant to 18 United States Code Section as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 United States Code Section as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 13, 2011.

KODIAK ENERGY, INC.
By: /s/ William Tighe Name: William Tighe Title: President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ William Tighe
    William Tighe, Chairman, Chief Executive Officer, Chief Operating Officer and President
    (Principal Executive Officer)
Date: April 13, 2011

/s/ Richard Carmichael
    Richard Carmichael, Chief Financial Officer
    (Principal Financial and Accounting Officer)
Date: April 13, 2011

/s/ Glenn Watt
    Glenn Watt, Vice President Operations and Director
Date: April 13, 2011

/s/ Gregory Juneau
    Gregory Juneau, Director
Date: April 13, 2011

/s/ William E. Brimacombe
    William E. Brimacombe, Director
Date: April 13, 2011

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING

ACTIVITIES (UNAUDITED)

(All currency amounts in Canadian dollars))

The following sections are specific to Kodiak’s ownership of the subsidiary Cougar Oil and Gas Canada, Inc.  Kodiak owns 59.74% of the outstanding shares of Cougar as of March 15, 2011.  Kodiak had no Oil and Gas Producing activities on our holdings in New Mexico. No effort has been made to calculate the net percentage attributable to Kodiak in the following tables as the percentage interest varied during the year as did the land, revenue and costs.

  In accordance with the Accounting Standards Update 2010-03, Extractive Activities - Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures, ("ASU 2010-03"), issued by the Financial Accounting Standards Board of the United States, this section provides supplemental information on oil and gas exploration and producing activities of the Company as of December 31, 2010 in the following tables.  Since there were no reserves or revenue for the preceding year of 2008 there is no comparison tables provided for those years. Tables I through III provide historical cost information under US GAAP pertaining to capitalized costs related to oil and gas producing activities; costs incurred in oil and gas exploration and development; and results of operations related to oil and gas producing activities. Tables IV through XI present information on the Company’s estimated net proved reserve quantities; standardized measure of discounted future net cash flows;

This statement of reserves data and other information (the “Statement”) is dated March 8, 2011 and is effective December 31, 2010.  The preparation date of the information in this Statement was March 8, 2011

Table I: Capitalized costs related to oil and gas producing activities

	Year ended December 31
	2010	2009*

Property cost – land and acquisitions	$10,080,381	$9,911,760
Drilling and Completions	1,403,577	7,326
Facilities	263,721	(0)
Long lived asset in regards to asset retirement obligation	1,207,371	1,185,439
Seismic	194,174	(0)
Total capitalized costs	13,149,224	11,104,525
Accumulated depreciation, depletion, amortization and impairment losses	(3,466,639)	(2,276,463)
Net capitalized costs	$9,682,585	$8,828,062

•	*Note – only includes 3 months of costs for 2009 – October to December 2009.

Table II: Cost incurred in oil and gas exploration and development

For the year ended December 31, 2010, the Company incurred the following costs on properties in Canada:

Property cost
Proved Properties	$151,968
Unproved Properties	16,652
Exploration Costs	227,710
Development costs	1,626,435
Total capitalized costs	$2,022,765

 Table III:      Results of operations for oil and gas producing activities

	Year ended December 31,
	2010	2009*

Sales	$3,860,745	$748,270
Royalties	(654,715)	(118,278)
Operating expenses	(1,594,071)	(422,587)
Depreciation, depletion, amortization and impairment losses	(1,280,130)	(2,237,152)
Taxes other than income tax	(0)	(0)
Income before income tax	331,829	(2,029,747)
Income tax expense	(0)	(0)
Results of operation from producing activities	$331,829	$(2,029,747)

•	*Note – only includes 3 months of revenue for 2009 – October to December 2009.

COUGAR Oil and Gas Canada, Inc.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING

ACTIVITIES (UNAUDITED)

(All currency amounts in millions Cnd.)

The results of operations for producing activities for the years ended December 31, 2009 and 2010 are shown above. Revenues include sales to unaffiliated parties. All revenues reported in this table include royalties where applicable. Income taxes are based on statutory tax rates, reflecting allowable deductions and tax credits. General corporate overhead and interest income and expense are excluded from the results of operations.

Reserves Categories

Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. Possible reserves are those additional reserves that are less certain to be recovered than probable reserves. Although probable and possible reserve locations are found by “stepping out” from proved reserve locations, estimates of probable and possible reserves are, by their nature, more speculative than estimates of proved reserves and, accordingly, are subject to substantially greater risk of being actually realized by us.  Proved developed oil and gas reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared with the cost of a new well.  Due to the inherent uncertainties and the limited nature of reservoir data, estimates of underground reserves are subject to change as additional information becomes available.

 “Net” reserves exclude royalties and interests owned by others and reflect contractual arrangements in effect at the time of the estimate.

Estimated Reserves

The following tables presents our estimated net proved, probable and possible oil and gas reserves relating to our oil and natural gas properties as of December 31, 2010, based on our reserve reports as of such date. The data was prepared by the independent petroleum-engineering firm GLJ Petroleum Consultants Ltd. (GLJ). Reserves at December 31, 2010 were determined using the unweighted arithmetic average of the first day of the month price for each month from January 2010 through December  2010, which we refer to as the 12-month average price as of December 31, 2010, of $73.93 per barrel of oil.

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

SEC’s final rule on our reserve estimates include: The use of the unweighted 12-month average of the first-day-of-the-month reference price of $69.87 per barrel for oil compared to average consolidated revenue of $74.64 (net of transportation) per barrel received for the months of October 1, 2009 to July 31, 2010 when we had sales.  A reference price of $73.93 for December 31, 2010 was used in the most recent reserve evaluation – where the Company received 79.81 USD at December 31, 2010.  – thus our comments as to subjective price points and that effect on estimates and ceiling tests and resultant write downs.

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

Internal Controls for Reserves Reporting

A significant component of our internal controls in our reserve estimation effort is our practice of using an independent third-party reserve engineering firm to prepare 100% of our year-end proved reserves and, for 2010, our probable and possible reserves. The qualifications of this firm are discussed below under “Independence and Qualifications of Reserve Preparer.” The Board of Directors of the Company has reviewed the reserves estimates and procedures prior to acceptance of the report.   The Board of Directors has sufficient technical training and experience to review and approve the report

Our internal geologist is our Vice President, Exploration and reports to our President, Operations, who maintains oversight and compliance responsibility for the internal reserve estimate process and provides appropriate data to our independent third party reserve engineers to estimate our year-end reserves. Our internal geologist staff consists of one degreed geologist, with over 25 years of diversified geological experience in the Canadian oil and gas industry, including in the Western Canadian Sedimentary Basin.  He is a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta (APEGGA), Society of Petroleum Engineers (SPE), and Canadian Society of Petroleum Geologists (CSPG).

Independence and Qualifications of Reserve Preparer

We engaged GLJ Petroleum Consultants Ltd. (GLJ), third-party reserve engineers, to prepare our reserves as of December 31, 2010 in accordance with reserves definitions, standards and procedures contained in the Canadian Oil and Gas Evaluation Handbook (COGE), the Canadian Securities Administrators National Instrument 51-101 (NI 51-101) using Forecast Pricing Assumptions and, for the SEC, using Constant Pricing Assumptions. The technical person responsible for our reserve estimates at GLJ meets the requirements regarding qualifications, independence, objectivity and confidentiality set forth by The Association of Professional Engineers, Geologists and Geophysicists of Alberta (APEGGA). GLJ is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists; they do not own any interest in our properties and are not employed on a contingent fee basis.

Year-end reserves quantities for the year ended December 31, 2010 shown in the following tables were calculated using the average, first-day-of-the-month price for oil and gas during the twelve-month period before the ending date of the period covered by the report. The estimated impact of changing to the average, first-day-of-the-month price for oil and gas during the twelve-month period before the ending date of the period was not significant as the Company had no reserves prior to September 30, 2009

Table IV: Reserve quantities information

The Group’s estimated net proved underground oil and gas reserves and changes thereto for the years ended December 31, 2010 are shown in the following table

OIL AND GAS RESERVES SUMMARY December 31, 2010 (Mbbl)
	Light and Medium Oil		Heavy Oil		Natural Gas		Natural Gas Liquids		Total Oil Equivalent
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
PROVED – Developed Producing	201	180	23	20	-	-	-	-	223	200
PROVED – Developed Non Producing	82	75	-	-	-	-	-	-	82	75
PROVED – Undeveloped	118	97	-	-	-	-	-	-	118	97
TOTAL PROVED	401	352	23	20	-	-	-	-	424	372
PROBABLE	283	237	7	5	-	-	-	-	290	242
TOTAL PROVED Plus PROBABLE	684	589	30	25	-	-	-	-	713	613

Table V: Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows, related to the above proved oil and gas reserves, is calculated in accordance with the requirements of ASU 2010-03. Estimated future cash inflows from production are computed by the average, first-day-of-the-month price for oil and gas during the twelve-month period before the ending date of the period covered by the report for the year ended December 31, 2010 to year-end quantities of estimated net proved reserves. Future price changes are limited to those provided by contractual arrangements in existence at the end of each reporting year. Future development and production costs are those estimated future expenditures necessary to develop and produce year-end estimated proved reserves based on year-end cost indices, assuming continuation of year-end economic conditions. Estimated future income taxes are calculated by applying appropriate year-end statutory tax rates to estimated future pre-tax net cash flows, less the tax basis of related assets. Discounted future net cash flows are calculated using 10% mid-period discount factors. This discounting requires a year-by-year estimate of when the future expenditure will be incurred and when the reserves will be produced.

The information provided does not represent management’s estimate of the Company’s expected future cash flows or value of proved oil and gas reserves. Estimates of proved reserve quantities are imprecise and change over time as new information becomes available. Moreover, probable and possible reserves, which may become proved in the future, are excluded from the calculations. The arbitrary valuation requires assumptions as to the timing and amount of future development and production costs. The calculations are made for the year ended December 31, 2010 and should not be relied upon as an indication of the Company’s future cash flows or value of its oil and gas reserves.

NET PRESENT VALUE OF FUTURE NET REVENUE Based on Constant Prices and Costs December 31, 2010
Reserves Category	Before Income Taxes Discounted at (% Per Year) $M Cdn
	0%	8%	10%	12%
PROVED – Developed producing	4,040	3,629	3,536	3,447
PROVED – Developed Non-producing	1,296	1,133	1,097	1,064
PROVED – Undeveloped	3,620	2,923	2,788	2,665
TOTAL PROVED	8,956	7,685	7,421	7,175
PROBABLE	8,747	6,730	6,362	6,032
TOTAL PROVED PLUS PROBABLE	17,703	14,415	13,783	13,208

Notes:

Numbers may not add exactly due to rounding.

Numbers are M $ Cdn as reserve reports were calculated on that basis.

Table VI: Production Volumes, Sales Prices and Production Costs

The following table sets forth information regarding our oil and natural gas properties. The oil and gas production figures reflect the net production attributable to our revenue interest and are not indicative of the total volumes produced by the wells.

SUMMARY OF NET REVENUE

December 31, 2010 (Undiscounted)

				Capital	Well Abandonment	Future Net
			Operating	Development	and Reclamation	Revenue Before
Reserves Category	Revenue	Royalties	Costs	Costs	Costs	Future Income Tax
Proved Reserves	31,833	3,808	15,833	2,732	503	8,956
Probable Reserves	21,802	3,569	7,693	1,731	62	8,747
Proved Plus Probable Reserves	53,635	7,377	23,526	4,463	566	17,703

Notes:

Numbers may not add exactly due to rounding.

Numbers are MM $ Cdn.

Table VII:   RECONCILATION OF Company Gross Reserves by Principal Product Type - Mbbl

December 31, 2010 (Mbbl)
Factors	Total Oil				Light and Medium Oil				Heavy Oil
	Proved	Probable	Proved +Probable	Proved	Probable	Proved + Probable	Proved	Probable	Proved + Probable
Acquisitions	326	151	477	298	144	442	28	7	35
Production	0	-	0	0	-	0	0	-	0
July 31, 2010	326	151	477	298	144	442	28	7	35
Production	(19)	-	(19)	(17)	-	(17)	(2)	-	(2)
Dispositions	(6)	(2)	(8)	-	-	-	(6)	(2)	(8)
Technical Revisions	13	(14)	0	17	(14)	3	(3)	0	(3)
Infill Drilling	115	155	270	115	155	270	-	-	-
December 31, 2010	430	290	720	407	283	690	23	7	30

Numbers may not add exactly due to rounding

Table VIII: Land Holdings Without Attributed Reserves as at December 31, 2010

The following table summarizes information with respect to the Company’s properties to which no reserves have been specifically attributed:

Total Unproved Properties (Hectares) – Gross 3,200 and Net 3,079

There are no material work commitments on the above undeveloped land holdings.

Additional information regarding wells, costs and associated activities

Table IX:   The following table summarizes the Company’s working interests, as at December 31, 2010, in oil and gas wells located in Canada:

SUMMARY Oil and Gas Wells December 31, 2010
	Oil Wells Gross	Oil Wells Net	Natural Gas Wells Gross	Natural Gas Wells Net	Service Wells Gross	Service Wells Net	Total Gross	Total Net
Total Canada Producing (1)	15.0	10.83	0	0	0	0	15	10.83
Total Canada Non Producing (2)	36.0	29.47	2.0	.0875	4	3.63	42	33.975

Notes:

1. Includes wells that are temporarily shut-in but which are capable of production.

2. Includes wells that are not capable of production but that are not yet abandoned

Additional Information Concerning Abandonment and Reclamation Costs –

The Company bases its estimates for the costs of abandonment and reclamation of surface leases, wells, facilities and pipelines on previous experience of management with similar well sites and facility locations in the area. Costs for abandonment of reserve wells are included in the GLJ Report as a deduction in arriving at future net revenue.  As at December 31, 2010, management expected to incur such future costs on 47.915 net wells. Within the next five financial years, it is expected such costs will total $212, 000 in respect of abandonment and reclamation costs for surface leases, wells, facilities and pipelines. The costs used by GLJ for abandonment of reserve wells based on industry averages in the area and regulatory published estimates.  Surface lease reclamation is not considered and facilities costs were deemed recoverable with salvage of the equipment.

Table X: Company Annual Abandonment Costs (M$ CAD)

December 31, 2010
	2011	2012	2013	2014	2015	12yr Total	Total to 2021 10% discount
Proved Producing	0	0	21	24	17	233	126
Total Proved	0	0	113	74	106	503	307
Total Proved Plus Probable	0	0	50	112	50	566	301

Table XI:  Exploration and Development Activities

For the year ended December 31, 2010, the Company completed the following exploratory and development wells:

	Exploratory wells Gross	Exploratory Wells Net	Development Wells Gross	Development Wells Net
Oil	0	0	0	0
Gas	0	0	0	0
Service	0	0	0	0
Dry	0	0	0	0
Total	0	0	0	0