Form 10-Q
period 2011-06-30
KODIAK ENERGY, INC.
filed 2011-08-08
CIK 1109553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes         No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 129,683,294 common shares, $.001 par value, as at August 5, 2011.

KODIAK ENERGY, INC.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
KODIAK ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current Assets:
Cash and short term deposits	$32,059	$18,735
Accounts receivable (Note 4)	685,958	585,637
Prepaid expenses and deposits	196,233	145,873
Total current assets	914,250	750,245

Other assets (Note 5)	323,283	313,247

Oil and natural gas properties, Full cost accounting (Note 3)
Developed properties	13,688,571	9,266,193
Less accumulated depreciation, depletion and amortization	(5,470,981)	(3,493,865)
Net	8,217,590	5,772,328
Undeveloped properties excluded from amortization	24,951,970	22,622,246
Furniture and fixtures, net	53,244	57,220
	33,222,804	28,451,794

Total assets	$34,460,337	$29,515,286

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$4,433,537	$2,054,919
Accrued liabilities	147,072	677,335
Operating line of credit (Note 6)	2,306,895	2,035,994
Current debt (Note 7)	982,821	839,060
Total current liabilities	7,870,325	5,607,308

Long-term liabilities (Note 7)	4,059,697	2,769,965

Asset retirement obligations (Note 8)	1,939,230	1,471,808

Total liabilities	13,869,252	9,849,081

Commitments and contingencies (Note 13)	-	-

Stockholders' equity
Preferred stock, par value: $0.001 per share; 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 129,683,294 and 119,683,294 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	129,683	119,683
Additional paid in capital	57,759,482	54,628,900
Accumulated comprehensive gain (loss)	4,884	(256,401)
Deficit	(37,421,927)	(35,237,407)
Stockholders' equity attributable to Kodiak Energy, Inc.	20,472,122	19,254,775
Non controlling interest	118,963	411,430
Total stockholders' equity	20,591,085	19,666,205

Total liabilities and stockholders' equity	$34,460,337	$29,515,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KODIAK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
REVENUE:
Oil sales	$559,619	$939,872	$1,279,412	$1,665,265
Other	137	3,536	272	3,577
Total revenue	559,756	943,408	1,279,684	1,668,842

EXPENSES:
Operating	511,718	471,531	1,069,679	774,766
General and administrative	855,470	628,201	1,578,808	1,280,721
Depletion and depreciation	644,326	370,954	1,923,371	4,781,263
Total expenses	2,011,514	1,470,686	4,571,858	6,836,750

Net loss from operations	(1,451,758)	(527,278)	(3,292,174)	(5,167,908)

OTHER INCOME (EXPENSE):
Gain on disposal of assets	-	72,657	-	72,657
Interest expense	(277,691)	(85,301)	(408,657)	(161,561)

Net loss before income taxes	(1,729,449)	(539,922)	(3,700,831)	(5,256,812)

Income taxes	-	-	-	-

Net loss	(1,729,449)	(539,922)	(3,700,831)	(5,256,812)

Non controlling interest	690,775	141,834	1,516,311	246,439

NET LOSS ATTRIBUTABLE TO KODIAK ENERGY, INC.	$(1,038,674)	$(398,088)	$(2,184,520)	$(5,010,373)

Loss per common share (basic and fully diluted)	$(0.01)	$(0.00)	$(0.02)	$(0.05)

Weighted average number of shares outstanding (basic and fully diluted)	129,683,294	110,407,186	128,688,819	110,407,186

Comprehensive loss:
Net loss	$(1,729,449)	$(539,922)	$(3,700,831)	$(5,256,812)
Foreign currency translation gain (loss)	(91,236)	1,840,031	261,285	629,198

Comprehensive income (loss):	(1,820,685)	1,300,109	(3,439,546)	(4,627.614)
Comprehensive loss attributable to non controlling interest	1,002,579	141,834	1,575,942	246,439

Comprehensive income (loss) attributable to Kodiak Energy, Inc.	$(818,106)	$1,441,943	$(1,863,604)	$(4,381,175)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KODIAK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,184,520)	$(5,010,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from non controlling interest, net of tax	(1,516,311)	(246,439)
Depreciation and depletion	1,923,371	4,826,639
Amortization of debt discount	190,791	139,207
Stock based compensation	768,232	324,070
Gain on settlement of debt	-	(72,657)
Interest expense charged to Notes payable	104,707	-
Working capital changes (Note 16)	1,697,674	5,712
Net cash provided by operating activities	983,944	(33,841)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(5,982,089)	(1,135,950)
Net cash used in investing activities	(5,982,089)	(1,135,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	1,380,000	-
Advances on the revolving line of credit	270,901	1,127,184
Proceeds from majority owned warrants exercised	1,275,951	-
Net proceeds from (repayments of) long term debt	1,755,409	227,083
Net cash provided by financing activities	4,682,261	1,354,267

Effect of foreign currency rate change on cash	329,208	(159,192)

Net decrease in cash and cash equivalents	13,324	25,284

Cash and cash equivalents, beginning of period	18,735	2,058
Cash and cash equivalents, end of period	$32,059	$27,342

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$277,691	$86,092
Taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:

The accompanying notes are in integral part of these unaudited condensed consolidated financial statements

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are unaudited. These financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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
JUNE 30, 2011
(UNAUDITED)

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

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

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

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

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

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of properties within a relatively large geopolitical cost center, in our case by country, are capitalized when incurred and are amortized as mineral reserves in the cost center as they are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves. In some cases, however, certain significant costs designated as unproven properties are deferred separately without amortization until the specific property to which they relate is found to be either productive or nonproductive, at which time those deferred costs and any reserves attributable to the property are included in the computation of amortization in the cost center. All costs incurred in oil and gas producing activities are regarded as integral to the acquisition, discovery, and development of whatever reserves ultimately result from the efforts as a whole, and are thus associated with the Company’s reserves. The Company capitalizes internal costs directly identified with performing or managing acquisition, exploration and development activities. The Company has not capitalized any internal costs or interest at June 30, 2011 and 2010. Unevaluated and undeveloped costs are excluded from the full cost pool and are periodically evaluated for impairment rather than amortized. Upon evaluation, costs associated with productive properties are transferred to the full cost pool and amortized. Gains or losses on the sale of oil and natural gas properties are generally included in the full cost pool unless the entire pool is sold.

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable country cost center. The Company has assessed for impairment of oil and natural gas properties for the full cost pool at June 30, 2011 and 2010 and will assess quarterly thereafter using a ceiling test to determine if impairment is necessary. Specifically, the net unamortized costs for each full cost pool less related deferred income taxes is compared to (a) the present value, discounted at 10%, of future net cash flows from estimated production of proved oil and gas reserves plus (b) all costs being excluded from the amortization base plus (c) the lower of cost or estimated fair value of unproved properties included in the amortization base less (d) the income tax effects related to differences between the book and tax basis of the properties involved. The present value of future net revenues is based on current prices, with consideration of price changes only to the extent provided by contractual arrangements, as of the latest balance sheet presented. The full cost ceiling test takes into account the prices of qualifying cash flow hedges in calculating the current price of the quantities of the future production of oil and gas reserves covered by the hedges as of the balance sheet date. In addition, the use of the hedge-adjusted price is consistently applied in all reporting periods and the effects of using cash flow hedges in calculating the ceiling test, the portion of future oil and gas production being hedged, and the dollar amount that would have been charged to income had the effects of the cash flow hedges not been considered in calculating the ceiling limitation has been disclosed. Any excess is charged to expense during the period that the excess occurs. The Company did not have any hedging activities since inception through June 30, 2011. Application of the ceiling test is required for reporting purposes, and any write-downs are not reinstated even if the cost ceiling subsequently increases by year-end. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.   Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

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

Net Loss per Share

The Company applies Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock issued upon the conversion of convertible debt, stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation.

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

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

 Flow-through Shares

From time to time the Company finances a portion of its Canadian exploration programs with flow-through common shares issued by its majority owned subsidiary pursuant to certain provisions of the Income Tax Act (Canada) (the “Act”). Under the Act, where the proceeds are used for eligible expenditures, the related income tax deductions may be renounced by the majority owned subsidiary to subscribers. Accordingly, the tax credits associated with the renunciation of such expenditures are recorded as an increase to deferred income tax liabilities. Any premium received from subscribers on the sale of such flow-through common shares is recorded initially as a current liability and then discharged and recognized as a reduction of deferred income taxes when the flow-through eligible expenditures relating to the flow-through premium are incurred by the Company.

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

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

Accounting for Changes in Ownership Interests in Subsidiaries

The Company’s ownership interest in a consolidated subsidiary may change if it sells a portion of its interest, or if the subsidiary issues or re-purchases its own shares. If the transaction does not result in a change in control over the subsidiary and it is not deemed to be a sale of real estate, the transaction is accounted for as an equity transaction. If the transaction results in a change in control it would result in the deconsolidation of a subsidiary with a gain or loss recognized in the statement of operations. During the three and months ended June 30, 2011, the Company’s ownership interest in Cougar Energy Inc. changed and such changes were accounted for as equity transactions. See Note 11 Non-Controlling Interest for a description of the transactions and the impact to the financial statements.

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

NOTE 2 - GOING CONCERN MATTERS

These unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred losses from operations  since its inception and will need additional working capital for its future planned activities. The success of these programs is yet to be determined. These conditions raise doubt about the Company’s ability to continue as a going concern. The Company is subject to a financial covenant regarding its working capital ratio that is adjusted to meet requirements within its credit facility. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to finance ongoing operations and to provide for an adequate working capital ratio as determined by the credit facility. The Company’s strategy to address this uncertainty includes additional equity and debt financing; however, there are no assurances that any such financings can be obtained on favorable terms, if at all. These financial statements do not reflect the adjustments or reclassification of assets and liabilities that would be necessary if the Company were unable to continue its operations.

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE 3 - OIL AND GAS PROPERTIES

Major classes of oil and gas properties under the full cost method of accounting at June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010
Proved properties, net of cumulative impairment charges	$13,688,571	$9,266,193
Unevaluated and Unproved properties	24,951,970	22,622,246
Gross oil and gas properties	38,640,541	31,888,439
Less: accumulated depletion, accretion and impairments	(5,470,981)	(3,493,865)
Net oil and gas properties	$33,169,560	$28,394,574

Unevaluated and Unproved Properties

The Company has certain unevaluated and unproved properties, valued at cost, that have been excluded from costs subject to depletion. These costs amounting to $24,951,970 and $22,622,246 as at June 30, 2011 and December 31, 2010, respectively, are subject to a test for impairment which is separate from the test applied to proved properties.

Full Cost Accounting Ceiling Test on Canadian Proved Oil and Gas Properties

Quarterly, the Company assesses the value of unamortized capitalized costs within its cost center over the discounted present value of cash flows associated with its reserves. Any excess requires an immediate write-down of its capital costs by this amount, under the full cost ceiling test.

At June 30, 2011, a ceiling test was performed on the Company's properties subject to depletion. Costs of unproved properties aggregating $24,951,970 and future abandonment costs of $307,000 have been excluded from this test. This test disclosed that the carrying costs of the Company's depletable Canadian properties exceeded their net present value and consequently the Company recorded a $1,354,563 ceiling write-down during the six months ended June 30, 2011.

Included in the Company’s oil and gas properties are asset retirement obligations of $1,707,337 and $1,306,481, comprising both current and long term items as of June 30, 2011 and December 31, 2010, respectively.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30, 2011	December 31, 2010
Non-operating Partner joint venture accounts	$444,752	$487,265
Government of Canada Goods and Services Tax Claims	63,858	17,778
Alberta Government Drilling Credits	72,999	-
Other	104,349	80,594
	$685,958	$585,637

During the period, the Company incurred costs relating to a significant development program which generated a large Goods and Services Tax receivable.

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE 5 - OTHER ASSETS

Other assets represent long term deposits required by governmental regulatory authorities for environmental obligations relating to well abandonment and site restoration activities.

	June 30, 2011	December 31, 2010
Alberta Energy and Utility Board Drilling Deposit	$48,230	$46,519
Department of Energy Reclamation Deposit	518	503
British Columbia Oil and Gas Commission Deposit	274,534	266,225
	$323,283	$313,247

NOTE 6 - OPERATING LINE OF CREDIT

During the year ended December 31, 2010, the Company reached formal agreement with a Canadian bank for credit facilities. The credit facility is a revolving demand loan facility in the amount of Cdn$2,500,000 bearing an interest at prime plus 3.5% per annum. Under the terms of the Agreement, the credit facility is committed for the development of existing proved non-producing/undeveloped petroleum and natural gas reserves. As at June 30, 2011, U.S $2,306,895 of the revolving line was drawn.

NOTE 7- LONG TERM AND SHORT TERM LIABILITIES

The Company has the following liabilities:

	June 30, 2011	December 31, 2010
Amount due to vendor of acquired properties present value of total amount due	$3,545,879	$3,951,337
Amount of Discount to be accreted in the future (at 7.5% annually - .0625% per month)	(311,448)	(416,155)
Present value of amount due	3,234,431	3,535,182
Convertible debentures, net of unamortized debt discount of $766,234	1,742,425	-
Other short term debt	16,080	25,762
Total indebtedness from the purchase of properties	4,992,936	3,560,944

Less current portion	(982,821)	(839,060)
Long-term portion	4,010,115	2,721,884

Funds advanced by partners for their share of a drilling deposit required to be lodged by the Company with the British Columbia Oil and Gas Commission (See Note 5) as security for future well abandonment and site restoration activities	49,581	48,081
Total	$4,059,696	$2,769,965

The total amount due to the vendor of the Trout Core properties is payable in accordance with the following schedule:

Due in 2011 in 12 monthly installments	$620,080
Due in 2012 in 12 monthly installments	1,206,515
Due in 2013 in 12 monthly installments	1,387,492
Due in 2014 in 2 monthly installments	331,792
$3,545,879

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

The Company has the right to prepay the vendor loan in full, without penalty, semi-annually commencing March 31, 2010 at a proportionate discount to the original purchase price. The indebtedness is secured by a debenture covering a fixed and floating charge over Cougar's interest in the acquired properties.

During the six months ended June 30, 2011, non cash interest of $104,707 was recorded as interest expense in relation to the discount on the vendor acquired indebtedness.

Convertible Debentures

On February 25, 2011, the Company's majority owned subsidiary, Cougar Oil and Gas Canada, Inc ("Cougar") issued a $1,152,251 unsecured convertible debenture due eighteen months from issuance with interest at Bank of Canada Prime plus 3% per annum due upon maturity. The debenture is convertible at any time prior to maturity, at the holder’s option, into shares of Cougar common stock at $3.00 per share. In the event of a conversion election by the holder, the holder will receive one warrant for each share received, exercisable four years from issuance with an exercise price of $3.90.

In accordance with ASC 470-20, Cougar recognized an embedded beneficial conversion feature present in the debenture. Cougar allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. Cougar recognized and measured an aggregate of $558,966 of the proceeds, which is equal to the allocated intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the debenture. The debt discount attributed to the beneficial conversion feature is amortized over the debenture’s maturity period (eighteen months) as interest expense.

In connection with the placement of the debenture, Cougar is contingently obligated to issue detachable warrants granting the holder the right to acquire shares of Cougar’s common stock at $3.90 per share upon debenture conversion. The warrants, if issued, expire four years from the issuance. In accordance with ASC 470-20, Cougar determined the allocated value attributable to the warrants in the amount of $464,565 and will recognize as a charge to interest expense upon issuance. Cougar valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 4 years, an average risk free interest rate of 1.22%, a dividend yield of 0%, and volatility of 136.60%.

Amortization of $121,881 was recorded for six months ended June 30, 2011.

On April 13, 2011, the Company's majority owned subsidiary, Cougar issued a $1,116,446 unsecured convertible debenture due eighteen months from issuance with interest at Bank of Canada Prime plus 3% per annum due upon maturity. The debenture is convertible at any time prior to maturity, at the holder’s option, into shares of Cougar common stock at $3.00 per share. In the event of a conversion election by the holder, the holder will receive one warrant for each share received, exercisable four years from issuance with an exercise price of $3.90.

In accordance with ASC 470-20, Cougar recognized an embedded beneficial conversion feature present in the debenture. Cougar allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. Cougar recognized and measured an aggregate of $352,922 of the proceeds, which is equal to the allocated intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the debenture. The debt discount attributed to the beneficial conversion feature is amortized over the debenture’s maturity period (eighteen months) as interest expense.

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

In connection with the placement of the debenture, Cougar is contingently obligated to issue detachable warrants granting the holder the right to acquire shares of Cougar’s common stock at $3.90 per share upon debenture conversion. The warrants, if issued, expire four years from the issuance. In accordance with ASC 470-20, Cougar determined the allocated value attributable to the warrants in the amount of $366,722 and will recognize as a charge to interest expense upon issuance. Cougar valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 4 years, an average risk free interest rate of 2.75%, a dividend yield of 0%, and volatility of 81.30%.

Amortization of $63,639 was recorded for six months ended June 30, 2011.

On May 5, 2011, the Company's majority owned subsidiary, Cougar issued a $239,962 unsecured convertible debenture due eighteen months from issuance with interest at Bank of Canada Prime plus 3% per annum due upon maturity. The debenture is convertible at any time prior to maturity, at the holder’s option, into shares of Cougar common stock at $3.00 per share. In the event of a conversion election by the holder, the holder will receive one warrant for each share received, exercisable four years from issuance with an exercise price of $3.90.

In accordance with ASC 470-20, Cougar recognized an embedded beneficial conversion feature present in the debenture. Cougar allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. Cougar recognized and measured an aggregate of $45,137 of the proceeds, which is equal to the allocated intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the debenture. The debt discount attributed to the beneficial conversion feature is amortized over the debenture’s maturity period (eighteen months) as interest expense.

In connection with the placement of the debenture, Cougar is contingently obligated to issue detachable warrants granting the holder the right to acquire shares of Cougar’s common stock at $3.90 per share upon debenture conversion. The warrants, if issued, expire four years from the issuance. In accordance with ASC 470-20, Cougar determined the allocated value attributable to the warrants in the amount of $79,193 and will recognize as a charge to interest expense upon issuance. Cougar valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 4 years, an average risk free interest rate of 2.55%, a dividend yield of 0%, and volatility of 81.55%.

Amortization of $5,271 was recorded for six months ended June 30, 2011.

NOTE 8- ASSET RETIREMENT OBLIGATIONS

The Company’s financial statements reflect the provisions of Accounting Standards Codification Subtopic 410-20, Asset Retirement Obligations (“ASC 410-20”). ASC 410-20 provides that, if the fair value for an asset retirement obligation can be reasonably estimated, the liability should be recognized in the period when it is incurred. Oil and gas producing companies incur this liability upon acquiring or drilling a well. Under the method prescribed by ASC 410-20, the retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with an offsetting increase to producing properties on the Consolidated Balance Sheet. Periodic accretion of discount of the estimated liability is recorded, as appropriate, as an expense in the Consolidated Statement of Operations and is included in depletion, depreciation and accretion. The Company’s asset retirement obligations relate to all wells. The Company has recognized an asset retirement liability of $1,939,230 and $1,471,808 at June 30, 2011 and December 31, 2010, respectively.

At June 30, 2011, the estimated total undiscounted amount required to settle the asset retirement obligations was $4,044,286 (December 31, 2010 - $3,227,980). These obligations will be settled at the end of the useful lives of the underlying assets, which currently extends up to 14 years into the future. This amount has been discounted using a credit adjusted risk-free interest rate of 7.5% and an inflation rate of 2.5%.

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Changes in the carrying amounts of the asset retirement obligations associated with the Company’s oil and natural gas properties are as follows:

Asset retirement obligations, December 31, 2009	$1,285,614
Additions	36,666
Accretion	100,436
Retirements	(20,966)
Foreign exchange gain (loss)	70,058
Asset retirement obligations, December 31, 2010	1,471,808
Additions	362,494
Accretion	61,962
Retirements	-
Foreign exchange gain (loss)	42,966
Asset retirement obligations, June 30, 2011	$1,939,230

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

	June 30, 2011
	Weighted average Exercise
	Price	Shares
Outstanding at beginning of period	$0.50	5,405,000
Options granted	-
Options forfeited	0.45	(200,000)
Outstanding at end of period	0.50	5,205,000
Exercisable at end of period	$0.60	3,705,000

Significant option groups outstanding at June 30, 2011 and related weighted average price and life information as follow:

Range of Exercise Price	Number outstanding at June 30, 2011	Weighted Average remaining Contractual life	Weighted average Exercise Price	Exercisable Number outstanding at June 30, 2011	Exercisable Weighted average Exercise price
$0.19-1.28	4,425,000	2.96	$0.32	2,925,000	$0.34
1.29-2.28	680,000	0.34	1.41	680,000	1.41
2.29-3.28	100,000	1.42	2.58	100,000	2.58
	5,205,000	2.61	$0.50	3,705,000	$0.60

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Transactions involving options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	6,060,000	$0.57
Granted	300,000	0.19
Exercised	-
Canceled or expired	(955,000)	0.85
Outstanding at December 31, 2010	5,405,000	$0.50
Granted	-
Exercised	-
Canceled or expired	(200.000)	0.45
Outstanding at June 30, 2011	5,205,000	$0.50

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
A summary of options granted and outstanding under the plan is as follows:

Outstanding			Exercisable
Number outstanding at June 30, 2011	Weighted Average remaining Contractual life	Weighted average Exercises Price (Cdn$)	Number outstanding at June 30 , 2011	Weighted average Exercise price
3,262,500	2.54	$0.144	2,175,000	$0.144
892,500	3.33	$0.289	397,500	0.289
35,000	3.75	$2.02	-	-
600,000	3.92	$2.38	200,000	2.38
50,000	4.29	$1.40	-	-
50,000	4.33	$1.52	-	-
45,000	4.42	$1.83	-	-
30,000	4.44	$2.36	-	-
450,000	4.46	$2.92	-	-
400,000	4.75	$3.07
5,815,000	3.17	$0.87	2,772,500	$0.33

 Transactions involving options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	-	$-
Granted	1,260,000	2.47
Exercised	-	-
Canceled or expired	-
Outstanding at December 31, 2010	1,260,000	2.47
Granted	400,000	3.07
Transfers (see below)	4,455,000	0.18
Canceled or expired	(300,000)	-
Outstanding at June 30, 2011	5,815,000	$0.87

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

During the six months ended June 30, 2011, the Company granted 400,000 stock options with an exercise price of Cdn $3.07 per share expiring five years from issuance.  The fair values were determined using the Black Scholes option pricing model with the following assumptions:

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

Kodiak Energy Inc. Warrants

During each of the years ended December 31, 2006 and 2010, the Company, as part of certain private placement financings, issued warrants that are exercisable in common shares of the Company. A summary of such outstanding warrants follows:

	Exercise Price ($)	Expiry Date	Equivalent Shares Outstanding	Weighted Average Years to Expiry
Issued Nov 4, 2010	$0.50	Aug 15/12	4,776,108	1.38
Issued Dec 9, 2010	$0.50	Aug 15/12	4,500,000	1.38
Issued Jan 17, 2011	$0.34	Jan 16/12	10,000,000	4.80
	$0.42		19,276,108	2.90

Transactions involving Kodiak Energy Inc. are summarized as follows:

	Number of Shares	Weighted Average Price Per Share (Cdn$)
Outstanding at December 31, 2009	1,130,000	$3.50
Issued	9,276,108	0.50
Exercised	-	-
Canceled or expired	-
Outstanding at December 31, 2010	10,406,108	$0.83
Issued	10,000,000	0.34
Exercised	-	-
Canceled or expired	(1,130,000)	(3.50)
Outstanding at June 30, 2011	19,276,108	$0.42

During the six months ended June 30, 2011, in connection with the sale of the Company's common stock, the Company issued 10,000,000 warrants to purchase the Company's common stock at $0.34 per share expiring five years from the date of issuance.

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Cougar Oil and Gas Canada Warrants

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2011:

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2009	-	$-
Issued	6,223,506	0.33
Exercised	(2,014,848)	0.29
Canceled or expired	-	-
Outstanding at December 31, 2010	4,208,658	$0.35
Issued	-	-
Exercised	(3,840,501)	(0.33)
Canceled or expired	(368,157)	(0.56)
Outstanding at June 30, 2011	-	$-

During the six months ended June 30, 2011, the Company received $ $1,275,951, net of costs, in connection with the exercise of 3,840,501 previously issued warrants to acquire the Company’s’ common stock.

NOTE 10 - STOCKHOLDER’S EQUITY

The Company is authorized to issue 10,000,000 and 300,000,000 shares of $0.001 par value preferred and common stock, respectively.  As of June 30, 2011 and December 31, 2010, the Company had nil preferred shares issued and outstanding and 129,683,294 and 119,683,294 shares of common stock, respectively. During the six months ended June 30, 2011, the Company sold 10,000,000 shares of common stock in exchange for cash of $1,380,000, net of costs.

NOTE 11- NON CONTROLLING INTEREST

A reconciliation of the non controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the six months ended June 30, 2011 and 2010:

	2011	2010
Net loss	$3,475,372	$663,805
Average Non-controlling interest percentage	43.6%	37.13%
Net loss attributable to the non-controlling interest	$1,516,311	$246,439

The following table summarizes the changes in Non Controlling Interest from December 31, 2009 to June 30, 2011:

Balance, December 31, 2009	$258,127
Transfer (to) from the non-controlling interest as a result of change in ownership	881,533
Foreign currency translation	21,874
Net loss attributable to the non-controlling interest	(750,104)
Balance, December 31, 2010	411,430
Transfer (to) from the non-controlling interest as a result of change in ownership	1,283,475
Foreign currency translation	(59,631)
Net loss attributable to the non-controlling interest	(1,516,311)
Balance, June 30, 2011	$118,963

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE 12- COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of June 30, 2011 and 2010, the Company had lease commitments for vehicles, office rent and office equipment.  The following lease commitments for the years shown:

Amounts payable in:	June 30, 2011	June 30, 2010
2011	$110,029	$172,003
2012	$219,371	$167,752
2013	$78,169	$42,409

Cougar Oil and Gas Canada, Inc..

The Company relocated its offices in December 2009 and pays rent of approximately $14,000 per month until the lease expires in February 2013. The remaining lease commitments pertain to two trucks and a number of office computers. Rent expense for the six months ended June 30, 2011 and 2010 is $88,379 and $52,678, respectively.

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of June 30, 2011.

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

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE 14- RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2011 and 2010, the Company incurred fees of $24,077 (June 30, 2010 - $19,135) charged by a Director and the former Chief Financial Officer.  An amount of $3,681 was payable at June 30, 2011.  The Company incurred charges of $61,926 by a Company owned and controlled by the chairman of the Company for management consulting services.  An amount of $11,568 was payable on June 30, 2011.  The Company incurred expenses of the wife of the chairman of the Company of $Nil for administration consulting services. A total of $Nil was outstanding on June 30, 2011.  These amounts were charged to General and Administrative Expense.

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

NOTE 15-  SEGMENTED INFORMATION

The Company’s two geographical segments are the United States and Canada. Both segments use accounting policies that are identical to those used in the consolidated financial statements. The Company’s geographical segmented information is as follows:

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	U. S.	Canada	Total	U. S.	Canada	Total
Revenue, net of royalties	$-	$559,756	$559,756	$-	$1,279,684	$1,279,684
Income during the Evaluation Period:	-	-	-	-	-	-
Net Loss	(6,015)	(1,032,659)	(1,038,674)	(10,867)	(2,173,653)	(2,184,520)
Capital Assets	7,135,094	26,087,710	33,222,804	7,135,094	26,087,710	33,222,804
Total Assets	7,153,733	27,306,604	34,460,337	7,153,733	27,306,604	34,460,337
Capital Expenditures	2,993	1,302,529	1,305,522	2,469	7,257,645	7,260,114

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	U. S.	Canada	Total	U. S.	Canada	Total
Revenue, net of royalties	$-	$943,408	$943,408	$-	$1,668,842	$1,668,842
Income during the Evaluation Period:	-	-	-	-	-	-
Net Loss	(4,209)	(393,879)	(398,088)	(4,152,273)	(858,100)	(5,010,373)
Capital Assets	7,132,466	19,910,489	27,042,955	7,132,466	19,910,489	27,042,955
Total Assets	7,135,892	22,960,663	30,096,555	7,135,892	22,960,663	30,096,555
Capital Expenditures	(1,496)	1,506,937	1,505,441	1,656	1,134,294	1,135,950

NOTE 16-  CHANGES IN WORKING CAPITAL

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Operating Activities:
Accounts Receivable	$(100,321)	$(205,774)
Prepaid Expenses and Deposits	(50,360)	(23,410)
Accounts Payable	2,378,618	182,399
Accrued Liabilities	(530,263)	97,998
Other	-	(45,501)
Total	$1,697,674	$5,712

NOTE 17- SUBSEQUENT EVENTS

On July 24, 2011, Cougar Oil and Gas Canada, a majority owned subsidiary of the Company, negotiated revised terms for the existing $2.2 million Cdn convertible notes previously disclosed.  As an inducement of additional funding commitment of $425,000 Cdn by an existing debt holder, Cougar has agreed to change the debentures to secured and the convertible terms to a price based on a 10 day volume weighted average discounted 20% at time of notice to convert with a minimum price of $1.00 USD.  The revised debenture documents will be filed when complete.

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

PLAN OF OPERATION

Canada

Cougar Oil and Gas Canada, Inc.

At this time, due to various financing activities of Cougar Oil and Gas Canada, Inc., Kodiak owns approximately 56.4% of the outstanding stock of Cougar.  Kodiak also provided a $900K note for drilling purposes to Cougar for the 2011 winter drilling program. Through Cougar Oil and Gas Canada, Inc., the Company’s focus is as follows:

PLANS FOR GROWTH

Trout Operations Growth Plans

Cougar has prepared a multifaceted development program that is designed to carry it forward with the overall goals of increasing production. The plan is to efficiently execute field programs that combine the optimization of existing wells and infrastructure with additional infill drilling and supplemented with land acquisitions and 3D seismic supported exploration drilling. This combination of field operations represents a balanced portfolio of risk versus reward, which can be easily adjusted depending on cash flow, commodity prices and financing and or type of financing.

Field Optimization

Following the acquisition of the properties in the Trout area all of the existing wellbores and production practices were reviewed to identify inefficient practices and additional production opportunities. Approximately thirty field optimization projects were identified during the field review. Cougar has continuously reviewed and implemented the optimization projects. The projects were primarily focused around field management and deliverability of existing assets.

The projects implemented in the field have included repair and replacement of surface and down hole production equipment, implementation of chemical enhancement programs and debottlenecking of pipeline and infrastructure facilities. Cougar plans to continue executing field optimization programs in order to efficiently utilize the existing Trout field infrastructure.

Infill Drilling

The majority of the wells on the Trout properties were drilled almost twenty years ago when oil prices were much lower and infrastructure was much less developed. Infill drilling is an important optimization technique in which new vertical, directional and horizontal wells are added to an existing pool to maximize the total oil recovery.

In order to accurately identify infill drilling opportunities Cougar utilizes 3D seismic technology. The 3D seismic provides the information required to evaluate the geological structure of the Keg River and Granite Wash formations.

Cougar has acquired three complete sets of 3D seismic in the Trout area consisting of two proprietary pieces and one trade piece. The 3D seismic was used to identify 6 additional infill drilling locations to increase the drainage of existing oil reserves. These infill locations have an expected find and development cost of $10 per barrel of recoverable oil.

3D Seismic Supported Exploration Drilling

The Trout field was initially developed in the early 1990’s and all of the production comes from these very mature oil reservoirs. Using 3D seismic Cougar has been able to identify potentially new undeveloped oil reservoirs. It is anticipated that these identified prospective oil reservoirs would follow similar production profiles to the many current production analogues in the area.

In January and February, 2011 Cougar completed a 23.8Km2 3D seismic program in the Trout field. The seismic program primarily focused on new lands Cougar leased in July 2010 but also covered several existing oil reservoirs. The seismic data confirmed the multi-well vertical and horizontal infill development potential of the existing Keg River and Granite Wash oil pools but the 3D seismic also identified several potential new undeveloped oil reservoirs. After completing the evaluation of this new Trout 3D seismic Cougar has identified over 20 vertical Keg River and Granite Wash light oil targets. 15 of these targets were selected to be included in a drilling prospect reserve evaluation report. On June 3, 2011 Cougar signed an engagement letter with an independent reserves company to review and prepare the drilling prospect report. During the initial project meeting it was confirmed the 15 selected locations will be evaluated and assigned a range of proven and unproven (probable and possible) reserve estimates and risked NPV values. The 7 development drilling locations are key to increasing production and cash flow and the 8 locations targeting new undeveloped reservoirs can add significant reserves for the company to pursue. The report was finalized on July 11, 2011.  and filed by Cougar as a 6K.

Additional Development

In addition to the production optimization and infill exploration drilling projects, Cougar has been aggressively planning out its future growth. These plans include the acquisition of existing assets in the area and the development of neglected production areas. Cougar is continuously evaluating acquisition opportunities in the core area and will act on these opportunities if the project details and economics are synergistic.
.

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

Consolidate the Trout Area

To further enhance our economies of scale, we intend to seek other acquisition opportunities in the area. Consistent with our strategy to improve our financial flexibility, we intend to make acquisitions utilizing either equity and/ or debt instruments.

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

The First Nation Joint Ventures

First Nation Joint Ventures provide additional drilling and development opportunities with land adjacent to our Core Trout Project that may use the existing infrastructure.  Cougar continues to actively work on the First Nation Joint Ventures with a goal of responsible development of the leased oil and natural gas mineral rights. Private First Nation land represents some of the largest unleased blocks of mineral rights in the province of Alberta. Cougar has identified this type of Joint Venture as a strategically critical growth opportunity. Cougar is also currently working with other First Nation groups to develop mutually beneficial joint venture agreements, which will allow Cougar and the First Nations groups to explore and develop conventional oil and natural gas prospects on both private and public lands. These joint venture projects will generally be developed using traditional exploration and development techniques, which include leasing blocks of mineral rights and using seismic and drilling to develop the prospects. Further information regarding these joint ventures will be provided when available.

Current Operational Status

Due to the Rainbow Pipeline shut-in, since April 28, 2011, Cougar has taken extra measures to continue to sell it’s oil and retain revenue.  The Rainbow Pipeline restart is indeterminate at time of filing.  We continue to truck our oil to markets but are limited by weather and restricted volumes that can be delivered into the systems.  We receive spot prices at these delivery points which are at a discount to the contract price we would receive from the normal shipping terminals.  Oil that cannot be sold on a monthly basis via trucking is inventoried on site until the next available opportunity to move to markets.  Currently the discount to market due to spot prices and the trucking costs is approximately ten to fifteen dollars per barrel over normal operating costs. When the Rainbow pipeline is restored to service, we will resume normal operations and revenue expectations.  At time of filing we have not had to restrict production due to this or the wild fires that went through the area in May.

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

The permitting process has started and we are targeting a Q3, 2011 drilling program for this project.   Cougar will earn a 100% working interest in 1280 acres of land in the Manning Heavy Oil Project after drilling this well.

On March 17, 2011 Cougar has entered into a two phase farm-in agreement with TAMM Oil and Gas Corporation (TAMM) which will ultimately result in Cougar earning a 50% working interest in approximately 47 sections or 30,000 acres of heavy oil prospect lands in the Manning area. This is in the same area as the heavy oil farm-in agreement previously announced by Cougar on February 14, 2011. TAMM originally acquired these lands in 2008 and has a previously prepared independent third party estimate of 3.14 billion barrels of original oil in place for the prospect.

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

Little Chicago – Northwest Territories

The Mackenzie Valley Pipeline project has been approved by various levels of Government in Canada – with a large amount of qualifications as to social and environmental commitments by the construction and operating companies.  However, the license holders of the pipeline continue to delay any commitment for the construction of the pipeline until sometime in the future. Without a firm date, the governmental deadline for the commitment seemingly is being ignored.

We still retain the confidential proprietary seismic data for future assessment of the "Little Chicago Prospect" and the Company will determine the best way to monetize that asset through either divestiture and/or possibly re-nominating the prospect when conditions are more appropriate.

Summary

The Company plans to develop and optimize its assets in Alberta and British Columbia as the primary focus. Due to the strength of the crude oil commodity prices Cougar, the Company’s subsidiary, will focus on the development of the crude oil properties over natural gas. A maintenance and development program focusing on low risk work has been prepared and is being implemented, as capital is available. Cougar will also continue preparing for a planned multi- well drilling program on the Trout Properties and the one well drill and test for the Manning Farm in for Q3/Q4 2011.  This will be followed up with subsequent drilling programs on the Trout Properties, and coring programs on the Manning Properties for winter of 2011/2012.

UNITED STATES

New Mexico

Through its acquisition of Thunder Energy, the Company acquired a 100% interest in 55,000 acres of property located in northeast New Mexico.. These lands have potential for natural gas and CO2 and oil and helium resources at shallow depths.

If the price of oil approaches $100/bbl on a sustained basis, we believe there will be renewed activity in the Permian Basin of SW Texas – with the resultant increase in enhanced recovery projects with a need for CO2 for that stimulation.  However there have been several large projects that were in process of construction at the time of the recession which have come on line and the overall CO2 prices are still depressed due to lack of overall demand and uncertainty due to no clear plan from the governments as to greenhouse gas policies as they would relate to these type of projects.

Without the ability to obtain a long term contract for our product for at least 50% of the minimal facility capacity – it is currently unfeasible to finance the $25 million estimated facility.  However as oil prices stabilize, and as the excess CO2 capacity is used up, and if the regulators finalizes a greenhouse gas policy that reflects regional economics – we believe that there is still an opportunity to profitably exploit these technologies.  The leases have 5 years without any further development required before expiry.  The Company has allowed some lands which  are located the farthest from the Sheep Mountain Pipeline to expire. Thus reducing rentals for these lands in which development would have the longest timeline.

Kodiak has entered into a Farmout Agreement with a private company to develop the deeper rights of Kodiak’s approximate 30,000 gross acres of oil and gas rights in NE New Mexico. Kodiak retains the rights to the CO2 and Helium. The transaction anticipates additional seismic work and/or drilling of a number of wells on the Farmout acreage in 2011.  The Farmee will earn 100% of pre-selected, semi-contiguous 6-section blocks for each 2000’ well drilled until their continuous option or right to earn ceases.  Kodiak will retain a convertible overriding royalty of 7.5% on Helium and 5% on the balance of rights (no deductions) on the test well blocks and a 25% potential working interest in an Area of Mutual Interest opportunity.  There is a provision for a drop fee in the event of default on the part of the Farmee. Kodiak retain the CO2 rights on the lands.

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

FINANCIAL INFORMATION

Financial Condition and Changes in Financial Condition:

The Company has a working capital deficit of $6,956,075 at June 30, 2011, which has increased by $2,099,012 from $4,857,063 at December 31, 2010. Approximately $4.4 million of the working capital deficit at June 30, 2011 relates to supplier debt (December 31, 2010 – approximately $2.0 million), while the remainder relates to debts that are secured by the oil and gas assets, and related party amounts. The Company is working to reduce the working capital deficiency through equity and convertible debt financing and asset dispositions.

The Company’s total assets have increased to $34,460,337 as at June 30, 2011 from $29,515,286 as at December 31, 2010. This increase is primarily due to the costs associated with the drilling of a horizontal well and a 3D seismic program during the six months ended June 30, 2011. Total current assets consist of cash and other current assets of $914,250 (December 31, 2010 - $750,245).

The Company has included in oil and gas properties both developed and undeveloped properties. Developed properties net of accumulated depreciation, depletion and amortization was $8,217,590 (December 31, 2010 - $5,772,328).  Undeveloped properties increased to $24,951,970 from $22,622,246 on December 31, 2010.  The increase in capitalized cost of developed properties was mainly due to drilling of a horizontal well during the quarter. Increases in undeveloped properties in the quarter were primarily the result of a 3D seismic program that was completed in the Trout area.  There was a requirement for a ceiling test write down for the six month period ended June 30, 2011 of $1,354,563.

Other assets increased marginally to $323,283 as of June 30, 2011 (December 31, 2010 - $313,247).  The increase is due to currency translations from Canadian to United States dollars.

Our total current liabilities increased $2,263,017 to $7,870,325 (December 31, 2010 - $5,607,308). The net increase is due primarily to increases in our trade accounts payable. Accounts payable and accrued liabilities increased to $4,580,609 (December 31, 2010 - $2,732,254).  The increase is due to increased work activity during the current period and capital spending. Our current debt increased to $3,289,716 (December 31, 2010 - $2,875,054).The increase is caused by an increase in our operating line and current portions of long term debt.

We had long term liabilities of $4,059,697 (December 31, 2010 - $2,769,965).  This increase is due to added borrowing of approximately $2,400,000 of unsecured convertible debenture net with reductions in existing debt.  Asset retirement obligations increased by $467,422 for the six months ended June 30, 2011 to $1,939,230 (December 31, 2010 - $1,471,808). The increase is a result of accretion expense of $61,962 (June 30, 2010 – $47,045), asset retirement obligation additions of $362,494 (June 30, 2010 – $34,441), and foreign exchange amounts of $42,966 (June 30, 2010 - $(14,164)).

 Liquidity and Capital Resources

During the six months ended June 30, 2011, the Company, received $1,380,000, net of costs, in connection with the sale of 10,000,000 shares of the Company’s common stock.

During the six months ended June 30, 2011, Cougar Oil and Gas Canada, Inc., the Company’s majority owned subsidiary, received $1,275,951, net of costs, in connection with the exercise of 3,840,501 previously issued warrants to acquire the Cougar common stock.

On February 25, 2011, April 13, 2011 and May 5, 2011, the Company's majority owned subsidiary, Cougar Oil and Gas Canada, Inc ("Cougar") issued an aggregate of approximately $2,400,000 unsecured convertible debentures to investors due eighteen months from issuance with interest at Bank of Canada Prime, plus3% per annum, due upon maturity. The debenture is convertible at any time prior to maturity, at the holder’s option, into shares of Cougar common stock at $3.00 per share. In the event of a conversion election by the holder, the holder will receive one warrant for each share received, exercisable four years from issuance with an exercise price of $3.90. Subsequent to the quarter end Cougar reached an agreement for additional financing that included the revision of the security and conversion features on the existing debentures (see subsequent event note 17).

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

Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices. Declines in oil and gas prices reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves). Declines in oil and gas prices can reduce the value of our oil and gas properties and increase impairment expense.
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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2011 other than the finalization of the remediation of the weakness in internal control referred to above, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

   31.1 - Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 - Certification of Chief Financial Officer to Section 302 of the Sarbane-Oxley Act of 2002

   32.1 - Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2 - Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   101.INS - XBRL Instance

   101.SCH - XBRL Schema

   101.CAL - XBRL Calculation

   101.DEF - XBRL Definition

   101.LAB - XBRL Label

   101.PRE - XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KODIAK ENERGY, INC.
(Registrant)

Dated: August 5, 2011	By: /s/ William S. Tighe
William S. Tighe
Chief Executive Officer

Dated: August 5, 2011	By: /s/ Richard D. Carmichael
Richard D. Carmichael
Chief Financial Officer