Form 10-Q
period 2011-09-30
KODIAK ENERGY, INC.
filed 2011-11-14
CIK 1109553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 129,683,294 common shares, $.001 par value, as at November 5, 2011.

KODIAK ENERGY, INC.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

KODIAK ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current Assets:
Cash and short term deposits	$32,023	$18,735
Accounts receivable	674,407	585,637
Prepaid expenses and deposits	170,812	145,873
Total current assets	877,242	750,245

Other assets (Note 5)	297,580	313,247

Oil and natural gas properties, Full cost accounting (Note 3)
Developed properties	12,722,280	9,266,193
Less accumulated depreciation, depletion and amortization	(5,280,857)	(3,493,865)
Net	7,441,423	5,772,328
Undeveloped properties excluded from amortization	23,529,272	22,622,246
Furniture and fixtures, net	45,183	57,220
	31,015,878	28,451,794

Total assets	$32,190,700	$29,515,286

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$4,421,181	$2,054,919
Accrued liabilities	110,129	677,335
Operating line of credit (Note 6)	2,170,387	2,035,994
Current debt	1,715,148	839,060
Total current liabilities	8,416,845	5,607,308

Long-term liabilities (Note 7)	2,829,650	2,769,965

Asset retirement obligations (Note 8)	1,824,547	1,471,808

Total liabilities	13,071,042	9,849,081

Commitments and contingencies (Note 12)	-	-

Stockholders' equity
Preferred stock, par value: $0.001 per share; 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 129,683,294 and 119,683,294 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	129,683	119,683
Additional paid in capital	58,617,891	54,628,900
Accumulated comprehensive (loss)	(1,087,835)	(256,401)
Deficit	(38,490,037)	(35,237,407)
Stockholders' equity attributable to Kodiak Energy, Inc.	19,169,702	19,254,775
Non controlling interest	(50,044)	411,430
Total stockholders' equity	19,119,658	19,666,205

Total liabilities and stockholders' equity	$32,190,700	$29,515,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KODIAK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
REVENUE:
Oil sales	$704,390	$770,674	$1,983,802	$2,435,939
Other	1,727	501	1,999	4,078
Total revenue	706,117	771,175	1,985,801	2,440,017

EXPENSES:
Operating	401,335	353,785	1,471,014	1,128,551
General and administrative	807,337	648,014	2,386,145	1,928,735
Depletion and depreciation	293,585	489,713	2,216,956	5,270,976
Total expenses	1,502,257	1,491,512	6,074,115	8,328,262

Net loss from operations	(796,140)	(720,337)	(4,088,314)	(5,888,245)

OTHER INCOME (EXPENSE):
Gain on settlement of debt	-	-	-	72,657
Gain on disposal of assets	-	897	-	897
Interest expense	(1,008,778)	(84,602)	(1,417,435)	(246,163)

Net loss before income taxes	(1,804,918)	(804,042)	(5,505,749)	(6,060,854)

Income taxes	-	-	-	-

Net loss	(1,804,918)	(804,042)	(5,505,749)	(6,060,854)

Non controlling interest	736,808	87,916	2,253,119	334,355

NET LOSS ATTRIBUTABLE TO KODIAK ENERGY, INC.	$(1,068,110)	$(716,126)	$(3,252,630)	$(5,726,499)

Loss per common share (basic and fully diluted)	$(0.01)	$(0.01)	$(0.03)	$(0.05)

Weighted average number of shares outstanding (basic and fully diluted)	129,683,294	110,407,186	129,023,953	110,407,186

Comprehensive loss:
Net loss	$(1,804,918)	$(804,042)	$(5,505,749)	$(6,060,854)
Foreign currency translation gain (loss)	(1,092,719)	430,303	(831,434)	1,059,501

Comprehensive loss:	(2,897,637)	(373,739)	(6,337,183)	(5,001,353)
Comprehensive loss attributable to non controlling interest	755,795	87,916	2,331,737	334,355

Comprehensive loss attributable to Kodiak Energy, Inc.	$(2,141,842)	$(285,823)	$(4,005,446)	$(4,666,998)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KODIAK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,252,630)	$(5,726,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from non controlling interest, net of tax	(2,253,119)	(334,355)
Depreciation and depletion	2,310,636	5,270,976
Amortization of debt discount	1,062,978	236,254
Stock based compensation	1,161,473	566,190
Gain on settlement of debt	-	(72,657)
Interest expense charged to Notes payable	167,956	-
Working capital changes (Note 16)	1,685,347	625,416
Net cash provided by operating activities	882,641	565,325

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of oil and gas properties	(5,686,760)	(2,213,925)
Net cash used in investing activities	(5,686,760)	(2,213,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	1,380,000	-
Advances on the revolving line of credit	238,527	1,443,149
Proceeds from majority owned warrants exercised	1,275,951	-
Proceeds from long term debt net of repayments	1,702,088	173,473
Net cash provided by financing activities	4,596,566	1,616,622

Effect of foreign currency rate change on cash	220,841	86,142

Net increase in cash and cash equivalents	13,288	54,164

Cash and cash equivalents, beginning of period	18,735	2,058
Cash and cash equivalents, end of period	$32,023	$56,222

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$275,341	$237,275
Taxes	$-	$-
Non-cash investing and financing activities:
Cougar Oil and Gas Canada, Inc. stock issued to acquire non-controlling interest in Cougar Energy Inc.	$-	$366,475
Effect of change in ownership interest in majority owned subsidiary	$-	$129,956
Disposition of non-controlling interest in Cougar Energy Inc.	$-	$50,200

The accompanying notes are in integral part of these unaudited condensed consolidated financial statements

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 are unaudited. These financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

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

Functional currency

The reporting currency of the Company is the United States dollar, while the functional currency is the Canadian dollar. When a transaction is executed in a foreign currency, it is re-measured into Canadian dollars based on appropriate rates of exchange in effect at the time of the transaction. At each balance sheet date, all recorded balances are adjusted to the reporting currency of the Company to reflect the current exchange rate. The resulting foreign currency transactions gains (losses) are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

The cumulative translation adjustments are included in accumulated other comprehensive loss in the equity section of the unaudited condensed consolidated balance sheet.

Estimates

The preparation of unaudited condensed  consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from these estimates.

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

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

Reclassification

Certain reclassifications may have been made to prior periods’ data to conform to the current period’s presentation. These reclassifications had no effect on reported income or losses.

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

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Cash and Cash Equivalents

Cash and cash equivalents represent cash in banks. The Company considers any highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Concentrations of Credit Risk

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

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of properties within a relatively large geopolitical cost center, in our case by country, are capitalized when incurred and are amortized as mineral reserves in the cost center as they are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves. In some cases, however, certain significant costs designated as unproven properties are deferred separately without amortization until the specific property to which they relate is found to be either productive or nonproductive, at which time those deferred costs and any reserves attributable to the property are included in the computation of amortization in the cost center. All costs incurred in oil and gas producing activities are regarded as integral to the acquisition, discovery, and development of whatever reserves ultimately result from the efforts as a whole, and are thus associated with the Company’s reserves. The Company capitalizes internal costs directly identified with performing or managing acquisition, exploration and development activities. The Company has not capitalized any internal costs or interest at September 30, 2011 and 2010. Unevaluated and undeveloped costs are excluded from the full cost pool and are periodically evaluated for impairment rather than amortized. Upon evaluation, costs associated with productive properties are transferred to the full cost pool and amortized. Gains or losses on the sale of oil and natural gas properties are generally included in the full cost pool unless the entire pool is sold.

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable country cost center. The Company has assessed for impairment of oil and natural gas properties for the full cost pool at September 30, 2011 and 2010 and will assess quarterly thereafter using a ceiling test to determine if impairment is necessary. Specifically, the net unamortized costs for each full cost pool less related deferred income taxes is compared to (a) the present value, discounted at 10%, of future net cash flows from estimated production of proved oil and gas reserves plus (b) all costs being excluded from the amortization base plus (c) the lower of cost or estimated fair value of unproved properties included in the amortization base less (d) the income tax effects related to differences between the book and tax basis of the properties involved. The present value of future net revenues is based on current prices, with consideration of price changes only to the extent provided by contractual arrangements, as of the latest balance sheet presented. The full cost ceiling test takes into account the prices of qualifying cash flow hedges in calculating the current price of the quantities of the future production of oil and gas reserves covered by the hedges as of the balance sheet date. In addition, the use of the hedge-adjusted price is consistently applied in all reporting periods and the effects of using cash flow hedges in calculating the ceiling test, the portion of future oil and gas production being hedged, and the dollar amount that would have been charged to income had the effects of the cash flow hedges not been considered in calculating the ceiling limitation has been disclosed. Any excess is charged to expense during the period that the excess occurs. The Company did not have any hedging activities since inception through September 30, 2011. Application of the ceiling test is required for reporting purposes, and any write-downs are not reinstated even if the cost ceiling subsequently increases by year-end. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.   Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

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
SEPTEMBER 30, 2011
(UNAUDITED)

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

Comprehensive Income (Loss)

The Company applies Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

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

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

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

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Accounting for Changes in Ownership Interests in Subsidiaries

The Company’s ownership interest in a consolidated subsidiary may change if it sells a portion of its interest, or if the subsidiary issues or re-purchases its own shares. If the transaction does not result in a change in control over the subsidiary and it is not deemed to be a sale of real estate, the transaction is accounted for as an equity transaction. If the transaction results in a change in control it would result in the deconsolidation of a subsidiary with a gain or loss recognized in the statement of operations. During the three and nine months ended September 30, 2011, the Company’s ownership interest in Cougar Energy Inc. changed and such changes were accounted for as equity transactions. See Note 11 Non-Controlling Interest for a description of the transactions and the impact to the unaudited condensed consolidated financial statements.

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

NOTE 2 - GOING CONCERN MATTERS

These unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred losses from operations  since its inception and will need additional working capital for its future planned activities. The success of these programs is yet to be determined. These conditions raise doubt about the Company’s ability to continue as a going concern. The Company is subject to a financial covenant regarding its working capital ratio that is adjusted to meet requirements within its credit facility. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to finance ongoing operations and to provide for an adequate working capital ratio as determined by the credit facility. The Company’s strategy to address this uncertainty includes additional equity and debt financing; however, there are no assurances that any such financings can be obtained on favorable terms, if at all. These unaudited condensed consolidated financial statements do not reflect the adjustments or reclassification of assets and liabilities that would be necessary if the Company were unable to continue its operations.

NOTE 3 - OIL AND GAS PROPERTIES

Major classes of oil and gas properties under the full cost method of accounting at September 30, 2011 and December 31, 2010 consist of the following:

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

	September 30, 2011	December 31, 2010
Proved properties, net of cumulative impairment charges	$12,722,280	$9,266,193
Unevaluated and Unproved properties	23,529,272	22,622,246
Gross oil and gas properties	36,251,552	31,888,439
Less: accumulated depletion, accretion and impairments	(5,280,857)	(3,493,865)
Net oil and gas properties	$30,970,695	$28,394,574

Unevaluated and Unproved Properties

The Company has certain unevaluated and unproved properties, valued at cost, that have been excluded from costs subject to depletion. These costs amounting to $23,529,272 and $22,622,246 as at September 30, 2011 and December 31, 2010, respectively, are subject to a test for impairment which is separate from the test applied to proved properties.

Full Cost Accounting Ceiling Test on Canadian Proved Oil and Gas Properties

Quarterly, the Company assesses the value of unamortized capitalized costs within its cost center over the discounted present value of cash flows associated with its reserves. Any excess requires an immediate write-down of its capital costs by this amount, under the full cost ceiling test.

At September 30, 2011, a ceiling test was performed on the Company's properties subject to depletion. Costs of unproved properties aggregating $23,529,272 and future abandonment costs of $307,000 have been excluded from this test. This test disclosed that the carrying costs of the Company's depletable Canadian properties exceeded their net present value and consequently the Company recorded a $1,354,563 ceiling write-down during the nine months ended September 30, 2011.

Included in the Company’s oil and gas properties are asset retirement obligations of $1,577,377 and $1,306,481, comprising both current and long term items as of September 30, 2011 and December 31, 2010, respectively.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30, 2011	December 31, 2010
Non-operating Partner joint venture accounts	$547,815	$487,265
Government of Canada Goods and Services Tax Claims	16,542	17,778
Alberta Government Drilling Credits	3,073	-
Other	106,977	80,594
	$674.407	$585,637

During the period, the Company incurred costs relating to a significant development program which generated a large Goods and Services Tax receivable.

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 5 - OTHER ASSETS

Other assets represent long term deposits required by governmental regulatory authorities for environmental obligations relating to well abandonment and site restoration activities.

	September 30, 2011	December 31, 2010
Alberta Energy and Utility Board Drilling Deposit	$44,491	$46,519
Department of Energy Reclamation Deposit	477	503
British Columbia Oil and Gas Commission Deposit	252,612	266,225
	$297,580	$313,247

NOTE 6 - OPERATING LINE OF CREDIT

During the year ended December 31, 2010, the Company reached formal agreement with a Canadian bank for credit facilities. The credit facility is a revolving demand loan facility in the amount of Cdn$2,500,000 bearing an interest at prime plus 3.5% per annum. Under the terms of the Agreement, the credit facility is committed for the development of existing proved non-producing/undeveloped petroleum and natural gas reserves. As at September 30, 2011, U.S $2,170,387 of the revolving line was drawn.

NOTE 7- LONG TERM AND SHORT TERM LIABILITIES

The Company has the following liabilities:

	September 30, 2011	December 31, 2010
Amount due to vendor of acquired properties present value of total amount due	$3,019,462	$3,951,337
Amount of Discount to be accreted in the future (at 7.5% annually - .0625% per month)	(238,133)	(416,155)
Present value of amount due	2,781,329	3,535,182
Convertible debentures, net of unamortized debt discount of $808,395	1,701,577	-
Other short term debt	16,269	25,762
Total indebtedness from the purchase of properties	4,499,175	3,560,944

Less current portion	(1,715,148)	(839,060)
Long-term portion	2,784,027	2,721,884

Funds advanced by partners for their share of a drilling deposit required to be lodged by the Company with the British Columbia Oil and Gas Commission (See Note 5) as security for future well abandonment and site restoration activities	45,623	48,081
Total	$2,829,650	$2,769,965

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

The total amount due to the vendor of the Trout Core properties is payable in accordance with the following schedule:

Due in 2011 in 12 monthly installments	$243,274
Due in 2012 in 12 monthly installments	1,144,820
Due in 2013 in 12 monthly installments	1,316,543
Due in 2014 in 2 monthly installments	314,825
$3,019,462

The Company has the right to prepay the vendor loan in full, without penalty, semi-annually commencing March 31, 2010 at a proportionate discount to the original purchase price. The indebtedness is secured by a debenture covering a fixed and floating charge over Cougar's interest in the acquired properties.

During the nine months ended September 30, 2011, interest of $167,956 was recorded as interest expense in relation to the discount on the vendor acquired indebtedness.

Convertible Debentures

On February 3, 2011 the Company's majority owned subsidiary, Cougar Oil and Gas Canada, Inc ("Cougar")  entered into a financing agreement to be administered through the issuance of convertible debentures to a maximum of 4,700,000 Swiss Francs (approximately $5,200,000 USD), subject to certain conditions. The debentures have a term of 18 months from receipt of funds and accrue interest at the rate of Bank of Canada prime plus 3% per annum. As renegotiated, the holders of the secured debentures have the option to convert the balance of the note plus accrued interest into common shares of Cougar at a price based on a 10 day volume weighted average discounted at 10%, at time of notice to convert, with a minimum price of $0.75 USD. In addition, an equivalent number of common share purchase warrants priced at 130% of the conversion price and with a 4 year term will be issued when the debenture is converted.

In accordance with ASC 470-20, the Company recognizes an embedded beneficial conversion feature present in the debenture when it is issued. The Company allocates a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.  The debt discount attributed to the beneficial conversion feature is amortized over the debenture’s maturity period (eighteen months) as interest expense.

In connection with the placement of the debentures, the Company is contingently obligated to issue detachable warrants granting the holder the right to acquire shares of the Company’s common stock at 130% of the conversion price upon debenture conversion. The warrants, if issued, expire four years from the issuance. In accordance with ASC 470-20, the Company determines the allocated value attributable to the warrants and will recognize it as a charge to interest expense upon issuance.

The following debentures have been issued pursuant to the financing agreement:

On February 25, 2011, the Company received the initial draw down of 950,000 Swiss Francs ($1,023,530 USD) and issued a secured convertible debenture as described above.

The Company recognized and measured an aggregate of $425,666 of the proceeds, which is equal to the allocated intrinsic value of the revised embedded beneficial conversion feature, to additional paid-in capital and a discount against the debenture

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

The Company determined the allocated value attributable to the contingent warrants in the amount of $364,100 and will recognize a charge to interest expense upon issuance. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 4 years, an average risk free interest rate of 1.86%, a dividend yield of 0%, and volatility of 80.61%.

Amortization of $222,355 of the discount due to the beneficial conversion feature was recorded for nine months ended September 30, 2011.

On April 13, 2011, the Company received 927,500 Swiss Francs ($1,034,997 USD) under the financing agreement and issued a secured convertible debenture as the second draw down on the $5,200,000 facility previously described.

The Company recognized and measured an aggregate of $430,435 of the proceeds, which is equal to the allocated intrinsic value of the revised embedded beneficial conversion feature, to additional paid-in capital and a discount against the debenture.

The Company determined the allocated value attributable to the warrants in the amount of $368,180 and will recognize a charge to interest expense upon issuance. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 4 years, an average risk free interest rate of 1.86%, a dividend yield of 0%, and volatility of 80.61%.

Amortization of $125,730 of the discount due to the beneficial conversion feature was recorded for nine months ended September 30, 2011.

On May 5, 2011, the Company issued a 200,000 Swiss Franc ($232,200 USD) secured convertible debenture on receipt of funds representing the third draw on the financing agreement facility previously described.

The Company recognized and measured an aggregate of $94,922 of the proceeds, which is equal to the allocated intrinsic value of the revised embedded beneficial conversion feature, to additional paid-in capital and a discount against the debenture.

The Company determined the allocated value attributable to the warrants in the amount of $80,955 and will recognize a charge to interest expense upon issuance. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 4 years, an average risk free interest rate of 1.86%, a dividend yield of 0%, and volatility of 80.61%.

Amortization of $18,866 of the discount due to the beneficial conversion feature was recorded for nine months ended September 30, 2011.

On August 1, 2011, the Company issued a $85,000 CAN ($88,959 USD) secured convertible debenture on receipt of funds representing the fourth draw on the financing agreement facility previously described.

The Company recognized and measured an aggregate of $37,776 of the proceeds, which is equal to the allocated intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the debenture.

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

The Company determined the allocated value attributable to the warrants in the amount of $31,709 and will recognize a charge to interest expense upon issuance. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 4 years, an average risk free interest rate of 1.86%, a dividend yield of 0%, and volatility of 80.61%.

Amortization of $3,892 of the discount due to the beneficial conversion feature was recorded for nine months ended September 30, 2011.

On September 1, 2011, Company issued a $85,000 CAN ($86,788 USD) secured convertible debenture on receipt of funds representing the fifth draw on the financing agreement facility previously described.

The Company recognized and measured an aggregate of $40,960 of the proceeds, which is equal to the allocated intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the debenture.

The Company determined the allocated value attributable to the warrants in the amount of $32,656 and will recognize a charge to interest expense upon issuance. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 4 years, an average risk free interest rate of 1.58%, a dividend yield of 0%, and volatility of 88.47%.

Amortization of $2,222 of the discount due to the beneficial conversion feature was recorded for nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the Company modified the conversion features of the originally issued convertible notes dated February 25, 2011, April 13, 2011 and May 5, 2011.  As such, the Company wrote off the remaining original debt discounts of $689,913 to current period operations.

The short term notes payable is comprised of the following:

On December 19, 2009, the Company issued a $15,000 U.S. promissory note, due on demand with interest at Canada prime plus 2%.  As of September 30, 2011, the balance under this promissory note was $16,269.

NOTE 8- ASSET RETIREMENT OBLIGATIONS

The Company’s unaudited condensed consolidated financial statements reflect the provisions of Accounting Standards Codification Subtopic 410-20, Asset Retirement Obligations (“ASC 410-20”). ASC 410-20 provides that, if the fair value for an asset retirement obligation can be reasonably estimated, the liability should be recognized in the period when it is incurred. Oil and gas producing companies incur this liability upon acquiring or drilling a well. Under the method prescribed by ASC 410-20, the retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with an offsetting increase to producing properties on the Unaudited Condensed  Consolidated Balance Sheet. Periodic accretion of discount of the estimated liability is recorded, as appropriate, as an expense in the Unaudited Condensed Consolidated Statement of Operations and is included in depletion, depreciation and accretion. The Company’s asset retirement obligations relate to all wells. The Company has recognized an asset retirement liability of $1,824,547 and $1,471,808 at September 30, 2011 and December 31, 2010, respectively.

At September 30, 2011, the estimated total undiscounted amount required to settle the asset retirement obligations was $3,733,949 (December 31, 2010 - $3,227,980). These obligations will be settled at the end of the useful lives of the underlying assets, which currently extends up to 14 years into the future. This amount has been discounted using a credit adjusted risk-free interest rate of 7.5% and an inflation rate of 2.5%.

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Changes in the carrying amounts of the asset retirement obligations associated with the Company’s oil and natural gas properties are as follows:

Asset retirement obligations, December 31, 2009	$1,285,614
Additions	36,666
Accretion	100,436
Retirements	(20,966)
Foreign exchange gain	70,058
Asset retirement obligations, December 31, 2010	1,471,808
Additions	362,494
Accretion	93,681
Retirements	-
Foreign exchange (loss)	(103,436)
Asset retirement obligations, September 30, 2011	$1,824,547

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

	September 30, 2011
	Weighted average Exercise
	Price	Shares
Outstanding at beginning of period	$0.50	5,405,000
Options granted	-
Options forfeited	0.45	(200,000)
Outstanding at end of period	0.50	5,205,000
Exercisable at end of period	$0.60	3,705,000

Significant option groups outstanding at September 30, 2011 and related weighted average price and life information as follow:

Range of Exercise Price	Number outstanding	Weighted Average remaining Contractual life	Weighted average Exercise Price	Exercisable Number Outstanding	Exercisable Weighted average Exercise price
$0.19-0.69	4,300,000	2.79	$0.28	2,800,000	$0.30
1.28-1.50	805,000	0.15	1.39	805,000	1.39
2.58-2.58	100,000	1.17	2.58	100,000	2.58
	5,205,000	2.36	$0.50	3,705,000	$0.60

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Transactions involving options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	6,060,000	$0.57
Granted	300,000	0.19
Exercised	-
Canceled or expired	(955,000)	0.85
Outstanding at December 31, 2010	5,405,000	$0.50
Granted	-
Exercised	-
Canceled or expired	(200,000)	0.45
Outstanding at September 30, 2011	5,205,000	$0.50

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

A summary of options granted and outstanding September 30, 2011 under the plan is as follows:

Outstanding			Exercisable
Number Outstanding	Weighted Average remaining Contractual life	Weighted average Exercises Price (Cdn$)	Number Outstanding	Weighted average Exercise price
3,262,500	2.29	$0.144	2,175,000	$0.144
892,500	3.08	$0.289	397,500	0.289
35,000	3.50	$2.02	-	-
600,000	3.67	$2.38	200,000	2.38
50,000	4.04	$1.40	-	-
50,000	4.08	$1.52	-	-
45,000	4.17	$1.83	-	-
30,000	4.19	$2.36	-	-
450,000	4.21	$2.92	-	-
400,000	4.50	$3.07
5,815,000	2.92	$0.87	2,772,500	$0.33

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

 Transactions involving options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	-	$-
Granted	1,260,000	2.47
Exercised	-	-
Canceled or expired	-
Outstanding at December 31, 2010	1,260,000	2.47
Granted	400,000	3.07
Transfers (see below)	4,455,000	0.18
Canceled or expired	(300,000)	0.29
Outstanding at September 30, 2011	5,815,000	$0.87

During the nine months ended September 30, 2011, the Company granted 400,000 stock options with an exercise price of Cdn $3.07 per share expiring five years from issuance.  The fair values were determined using the Black Scholes option pricing model with the following assumptions:

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

Kodiak Energy Inc. Warrants

During each of the year ended December 31, 2010 and period ended September 30, 2011, the Company, as part of certain private placement financings, issued warrants that are exercisable in common shares of the Company. A summary of such outstanding warrants follows:

	Exercise Price	Expiry Date	Equivalent Shares Outstanding	Weighted Average Years to Expiry
Issued Nov 4, 2010	$0.50	Aug 15/12	4,776,108	0.88
Issued Dec 9, 2010	0.50	Aug 15/12	4,500,000	0.88
Issued Jan 17, 2011	0.34	Jan 17/16	10,000,000	4.30
	$0.42		19,276,108	2.65

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Transactions involving Kodiak Energy Inc. are summarized as follows:

	Number of Shares	Weighted Average Price Per Share (Cdn$)
Outstanding at December 31, 2009	1,130,000	$3.50
Issued	9,276,108	0.50
Exercised	-	-
Canceled or expired	-
Outstanding at December 31, 2010	10,406,108	$0.83
Issued	10,000,000	0.34
Exercised	-	-
Canceled or expired	(1,130,000)	(3.50)
Outstanding at September 30, 2011	19,276,108	$0.42

During the nine months ended September 30, 2011, in connection with the sale of the Company's common stock, the Company issued 10,000,000 warrants to purchase the Company's common stock at $0.34 per share expiring five years from the date of issuance.

Cougar Oil and Gas Canada Warrants

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2011:

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2009	-	$-
Issued	6,223,506	0.33
Exercised	(2,014,848)	0.29
Canceled or expired	-	-
Outstanding at December 31, 2010	4,208,658	$0.35
Issued	-	-
Exercised	(3,840,501)	(0.33)
Canceled or expired	(368,157)	(0.56)
Outstanding at September 30, 2011	-	$-

During the nine months ended September 30, 2011, the Company received $1,275,951, net of costs, in connection with the exercise of 3,840,501 previously issued warrants to acquire the Company’s’ common stock.

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 10 - STOCKHOLDER’S EQUITY

The Company is authorized to issue 10,000,000 and 300,000,000 shares of $0.001 par value preferred and common stock, respectively.  As of September 30, 2011 and December 31, 2010, the Company had nil preferred shares issued and outstanding and 129,683,294 and 119,683,294 shares of common stock issued and outstanding, respectively. During the nine months ended September 30, 2011, the Company sold 10,000,000 shares of common stock in exchange for cash of $1,380,000, net of costs.

NOTE 11- NON CONTROLLING INTEREST

A reconciliation of the non controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the nine months ended September 30:

	2011	2010
Net loss	$5,163,827	$1,154,027
Average Non-controlling interest percentage	43.64%	38.46%
Net loss attributable to the non-controlling interest	2,253,119	443,806
Gain from change in non-controlling interest ownership	-	(109,451)
Net loss attributable to the non-controlling interest	$2,253,119	$334,355

The following table summarizes the changes in Non Controlling Interest from December 31, 2009 to September 30, 2011:

Balance, December 31, 2009	$258,127
Transfer (to) from the non-controlling interest as a result of change in ownership	881,533
Foreign currency translation	21,874
Net loss attributable to the non-controlling interest	(750,104)
Balance, December 31, 2010	411,430
Transfer (to) from the non-controlling interest as a result of change in ownership	1,870,264
Foreign currency translation	(78,619)
Net loss attributable to the non-controlling interest	(2,253,119)
Balance, September 30, 2011	$(50,044)

NOTE 12- COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of September 30, 2011 and 2010, the Company had lease commitments for vehicles, office rent and office equipment.  The following lease commitments for the years shown:

Amounts payable in:	September 30, 2011	September 30, 2010
2011	$50,621	$177,954
2012	$201,854	$173,556
2013	$71,927	$43,876

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Cougar Oil and Gas Canada, Inc.

The Company relocated its offices in December 2009 and pays rent of approximately $14,000 per month until the lease expires in February 2013. The remaining lease commitments pertain to two trucks and a number of office computers. Rent expense for the nine months ended September 30, 2011 and 2010 is $136,030 and $91,639, respectively.

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of September 30, 2011.

NOTE 13 - FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

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

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 14- RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2011 and 2010, the Company incurred fees of $30,120 (September 30, 2010 - $31,333) charged by a Director and the former Chief Financial Officer.  An amount of $4,168 (2010 - $4,374) was payable at September 30, 2011.  The Company incurred charges of $92,484 (September 30, 2010 - $86,637) by a Company owned and controlled by the chairman of the Company for management consulting services.  An amount of $10,017 (2010 - $10,104) was payable on September 30, 2011.  The Company incurred expenses of the wife of the chairman of the Company of $3,530 (September 30, 2010 - $18,442) for administration consulting services. A total of $3,530 (2010 - $6,122) was outstanding on September 30, 2011.  These amounts were charged to General and Administrative Expense.

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

NOTE 15- SEGMENTED INFORMATION

The Company’s two geographical segments are the United States and Canada. Both segments use accounting policies that are identical to those used in the consolidated financial statements. The Company’s geographical segmented information is as follows:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	U. S.	Canada	Total	U. S.	Canada	Total
Revenue, net of royalties	$-	$704,390	$704,390	$-	$1,983,802	$1,983,802
Income during the Evaluation Period:	-	-	-	-	-	-
Net Loss	(3,912)	(1,064,198)	(1,068,110)	(14,779)	(3,237,851)	(3,252,630)
Capital Assets	7,135,094	23,880,784	31,015,878	7,135,094	23,880,784	31,015,878
Total Assets	7,152,033	25,038,667	32,190,700	7,152,033	25,038,667	32,190,700
Capital Expenditures	-	126,543	126,543	2,469	5,602,103	5,604,572

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	U. S.	Canada	Total	U. S.	Canada	Total
Revenue, net of royalties	$-	$771,177	$771,177	$-	$2,440,017	$2,440,017
Income during the Evaluation Period:	-	-	-	-	-	-
Net Loss	(5,583)	(710,540)	(716,123)	(4,157,856)	(1,568,642)	(5,726,498)
Capital Assets	7,132,466	20,660,411	27,792,877	7,132,466	20,660,411	27,792,877
Total Assets	7,133,989	21,768,080	28,902,069	7,133,989	21,768,080	28,902,069
Capital Expenditures	-	1,921,284	1,921,284	1,656	2,623,846	2,625,502

KODIAK ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 16- CHANGES IN WORKING CAPITAL

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Operating Activities:
Accounts Receivable	$(88,771)	$(196,274)
Prepaid Expenses and Deposits	(24,939)	1,253
Accounts Payable	2,366,263	878,496
Accrued Liabilities	(567,206)	(6,058)
Other	-	(52,001)
Total	$1,685,347	$625,416

NOTE 17- SUBSEQUENT EVENTS

On October 12, 2011 Kodiak Energy Inc. and Cougar Oil and Gas Canada Inc. filed in the Court of Queen’s Bench of Alberta a Statement of Claim against CREEnergy Oil and Gas Inc. (CREEnergy) and four individuals associated with CREEnergy. Kodiak and Cougar are seeking compensatory, punitive and exemplary damages from CREEnergy et al.

On October 21, 2011 Kodiak negotiated and executed an amending agreement with the private company that was farming in on the New Mexico prospect to divest 100% of the Kodiak New Mexico assets including the 3 standing wellbores in exchange for a 4% nonconvertible GORR and a 5 year area of mutual interest extending 5 miles around the current leased lands. The anticipated closing date of the transaction is January 31, 2012.

On November 1, 2011, TAMM Oil and Gas Corporation and Cougar Oil and Gas Canada, Inc agreed to terminate the farm in previously announced on March 17, 2011 in order to replace it with a new agreement.

On November 7, 2011 Cougar Oil and Gas Canada, Inc. signed an agreement with TAMM Oil and Gas Corp ( a related party due to common CEO) and a private corporation  (also a related party due to common family relationships between board members)  to provide  Services including Project Management, engineering, Geophysical and designated Operator under the context of ERCB regulations and CAPL definitions  for a consolidated operations plan for the group’s Manning projects.  Cougar will be compensated for the services provided and receive a 5% working interest in the combined project after one year.

On November 5, 2011 – as an employee retention plan, the Board of Directors approved a repricing of outstanding employee options to the 5 day volume weighted average as of close of business – no other revision to the terms of those options.  – in addition the Board approved an additional award of options under the terms of the approved option plan including additional 1,800,000 options to board members, 900,000 additional to officers and 200,000 options to employees.

Cougar Oil and Gas Canada, Inc. issued secured convertible debentures under the terms of the financing facility described in Note 7 in the amount of $162,183 based on funds received subsequent to September 30, 2011.

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

PLAN OF OPERATION

Canada

Cougar Oil and Gas Canada, Inc.

At this time, due to various financing activities of Cougar Oil and Gas Canada, Inc. (Cougar), Kodiak owns approximately 56.4% of the outstanding stock of Cougar.  Kodiak also provided a $900K note for drilling purposes to Cougar for the 2011 winter drilling program. Through Cougar Oil and Gas Canada, Inc., the Company’s focus is as follows:

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

In January and February, 2011 Cougar completed a 23.8Km2 3D seismic program in the Trout field. The seismic program primarily focused on new lands that Cougar leased in July 2010 but also covered several existing oil reservoirs. The seismic data confirmed the multi-well vertical and horizontal infill development potential of the existing Keg River and Granite Wash oil pools but the 3D seismic also identified several potential new undeveloped oil reservoirs. After completing the evaluation of this new Trout 3D seismic Cougar has identified over 20 vertical Keg River and Granite Wash light oil targets. 15 of these targets were selected to be included in a drilling prospect reserve evaluation report. On June 3, 2011 Cougar signed an engagement letter with an independent reserves company to review and prepare the drilling prospect report. During the initial project meeting it was confirmed the 15 selected locations will be evaluated and assigned a range of proven and unproven (probable and possible) reserve estimates and risked NPV values. The 7 development drilling locations are key to increasing production and cash flow and the 8 locations targeting new undeveloped reservoirs can add significant reserves for the company to pursue. The report was finalized on July 11, 2011.  and filed by Cougar as a 6K. Cougar has continued to review and evaluate the seismic data and feels very strongly that this newly identified series of undeveloped oil reservoirs can be developed using vertical wellbores eliminating the need for costly horizontal drilling and multi-stage completion practices.

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

The First Nation Joint Ventures

First Nation Joint Ventures provide additional drilling and development opportunities with land adjacent to our Core Trout Project that may use the existing infrastructure.  Cougar continues to actively work on the First Nation Joint Ventures with a goal of responsible development of the leased oil and natural gas mineral rights. Private First Nation land represents some of the largest un-leased blocks of mineral rights in the province of Alberta. Cougar has identified this type of Joint Venture as a strategically critical growth opportunity. Cougar is also currently working with other First Nation groups to develop mutually beneficial joint venture agreements, which will allow Cougar and the First Nations groups to explore and develop conventional oil and natural gas prospects on both private and public lands. These joint venture projects will generally be developed using traditional exploration and development techniques, which include leasing blocks of mineral rights and using seismic and drilling to develop the prospects. Further information regarding these joint ventures will be provided when available.

Current Operational Status

On August 16, 2011 Plains Midstream Canada was given approval from Alberta regulators to begin restarting operations of the Rainbow Pipeline which had been shut-in since April 28, 2011. Following the pipeline restart Plains began accepting shipment from the Cougar terminal on August 30, 2011 and at that time Cougar was able to ship its oil via the pipeline instead of trucking it to remote terminal stations. This will immediately allow Cougar to begin reducing its operating costs to more standard levels. Cougar did not have to shut in any wells during the period of time that the pipeline was shut-in but the Corporation did carry a higher than usual oil inventory for the months of June, July and August  which has since been moved to market.

On September 19, 2011 Cougar announced a farm-in agreement on the Trout property. Under the terms of the Agreement, Zentrum Energie Trust AG ("Zentrum") will pay 100% of the costs of the first 2 well drilling program for an estimated total of $3.5 million Cdn to earn 90% of the net revenue before payout and 50% of the working interest in those wells after payout. Upon completion of the 2 well programs, Zentrum will earn the rights to participate in subsequent wells identified in the 15 well prospect reserve report on similar terms.

With this funding commitment the licensing of 4 wells will be finalized, however, with the very busy drilling season currently getting underway, it is not expected that equipment will be available until Q1/Q2 2012.

Once drilled and placed on production, pay out of each well is currently projected to be approximately 130 to 180 days if average production rates for the area are achieved. Cougar will retain operatorship of the properties and will be a 50/50 working interest partner post payout on each well drilled in this agreement. Cougar has an 85% working interest average on the balance of the properties.

Zentrum has agreed to accept secured convertible debentures of Cougar as payment of 40% of the revenue for the first two wells up to a cap of 3 million dollars. Proceeds of those debentures shall be used for working capital by Cougar.

Lucy, British Columbia

Our Muskwa Shale project in the Horn River Basin of north east British Columbia has prospects for natural gas that are comparable to many of the major developments currently under way in the area.  A stimulation program on the two existing wells is necessary to determine whether these wells can be produced and if the leases are capable of holding large recoverable reserves seen in the area.

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

On March 17, 2011 Cougar entered into a two phase farm-in agreement with TAMM Oil and Gas Corporation (TAMM) which would have ultimately resulted in Cougar earning a 50% working interest in approximately 47 sections or 30,000 acres of heavy oil prospect lands in the Manning area. This is in the same area as the heavy oil farm-in agreement previously announced by Cougar on February 14, 2011. TAMM originally acquired these lands in 2008 and has a previously prepared independent third party estimate of 3.14 billion barrels of original oil in place for the prospect.

On November 1, 2011, Cougar agreed to terminate this farm-in and replace it with a new agreement.

On November 7, 2011 Cougar Oil and Gas Canada, Inc. signed an agreement TAMM to provide  services including project management, engineering, Geophysical and designated Operator under the context of ERCB regulations and CAPL definitions  for a consolidated operations plan for the group’s Manning projects.  Cougar will be compensated for the services provided and receive a 5% working interest in the combined project after one year.

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

Summary

The Company plans to develop and optimize its assets in Alberta and British Columbia as the primary focus. Due to the strength of the crude oil commodity prices Cougar will focus on the development of the crude oil properties over natural gas. A maintenance and development program focusing on low risk work has been prepared and is being implemented, as capital is available. Cougar will also continue preparing for a planned multi- well drilling program on the Trout Properties and a multi-well drill, core and test program for the Manning area. The work programs are subject to financing and partner approvals.

UNITED STATES

New Mexico

Through its acquisition of Thunder Energy, the Company acquired a 100% interest in 55,000 acres of property located in northeast New Mexico. These lands have potential for natural gas and CO2 and oil and helium resources at shallow depths.

If the price of oil approaches $100/bbl on a sustained basis, we believe there will be renewed activity in the Permian Basin of SW Texas – with the resultant increase in enhanced recovery projects with a need for CO2 for that stimulation.  However there have been several large projects that were in process of construction at the time of the recession which have come on line and the overall CO2 prices are still depressed due to a lack of overall demand and uncertainty due to no clear plan from the governments as to greenhouse gas policies as they would relate to these type of projects.

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

In July 2011, Kodiak agreed to renegotiate the farm-in with the private company and on October 21, 2011 executed an amending agreement which is described in the subsequent event section.

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

FINANCIAL INFORMATION

Financial Condition and Changes in Financial Condition:

The Company has a working capital deficit of $7,539,603 at September 30, 2011, which has increased by $2,682,540 from $4,857,063 at December 31, 2010. Approximately $4.4 million of the working capital deficit at September 30, 2011 relates to supplier debt (December 31, 2010 – approximately $2.0 million), while the remainder relates to debts that are secured by the oil and gas assets, and related party amounts. The Company is working to reduce the working capital deficiency through equity and convertible debt financing and asset dispositions.

The Company’s total assets have increased to $32,190,700 as at September 30, 2011 from $29,515,286 as at December 31, 2010. This increase is primarily due to the costs associated with the drilling of a horizontal well and a 3D seismic program during the nine months ended September 30, 2011. Total current assets consist of cash and other current assets of $877,242 (December 31, 2010 - $750,245).

The Company has included in oil and gas properties both developed and undeveloped properties. Developed properties net of accumulated depreciation, depletion and amortization was $7,441,4230 (December 31, 2010 - $5,772,328).  Undeveloped properties increased to $23,529,272 from $22,622,246 on December 31, 2010.  The increase in capitalized cost of developed properties was mainly due to drilling of a horizontal well during the quarter. Increases in undeveloped properties in the quarter were primarily the result of a 3D seismic program that was completed in the Trout area.  There was a requirement for a ceiling test write down for the nine month period ended September 30, 2011 of $1,354,563.

Other assets decreased marginally to $297,580 as of September 30, 2011 (December 31, 2010 - $313,247).  The increase is due to currency translations from Canadian to United States dollars.

Our total current liabilities increased by $2,809,537 to $8,416,845 (December 31, 2010 - $5,607,308). The net increase is due primarily to increases in our trade accounts payable. Accounts payable and accrued liabilities increased to $4,531,310 (December 31, 2010 - $2,732,254).  The increase is due to increased work activity during the current period and capital spending. Our current debt increased to $3,885,535 (December 31, 2010 - $2,875,054).The increase is caused by an increase in our operating line and current portions of long term debt.

We had long term liabilities of $2,829,650 (December 31, 2010 - $2,769,965).  This increase is due to added borrowing of approximately $2,550,000 of unsecured convertible debenture net with reductions in existing debt.  Asset retirement obligations increased by $352,739 for the nine months ended September 30, 2011 to $1,824,547 (December 31, 2010 - $1,471,808). The increase is a result of accretion expense of $93,680 (September 30, 2010 – $72,145), asset retirement obligation additions of $362,494 (September 30, 2010 – $61,972), and foreign exchange amounts of $103,436 (September 30, 2010 - $(17,191).

Liquidity and Capital Resources

During the nine months ended September 30, 2011, the Company, received $1,380,000, net of costs, in connection with the sale of 10,000,000 shares of the Company’s common stock.

During the nine months ended September 30, 2011, Cougar Oil and Gas Canada, Inc., the Company’s majority owned subsidiary, received $1,275,951, net of costs, in connection with the exercise of 3,840,501 previously issued warrants to acquire the Cougar common stock.

On February 25, 2011, April 13, 2011, May 5, 2011, August 1, 2011 and September 1, 2011, the Company's majority owned subsidiary, Cougar Oil and Gas Canada, Inc ("Cougar") issued an aggregate of approximately $2,500,000 unsecured convertible debentures to investors due eighteen months from issuance with interest at Bank of Canada Prime, plus 3% per annum, due upon maturity. The amended debenture is convertible at any time prior to maturity, at the holder’s option, into shares of Cougar common stock at to a price based on a 10 day volume weighted average discounted 10% at time of notice to convert with a minimum price of $0.75 USD.  In the event of a conversion election by the holder, the holder will receive one warrant for each share received, exercisable four years from issuance with an exercise price of 130% of the conversion price.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2011 other than the finalization of the remediation of the weakness in internal control referred to above, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 12, 2011 Kodiak Energy Inc. (Kodiak) and Cougar Oil and Gas Canada Inc. (Cougar) filed in the Court of Queen’s Bench of Alberta a Statement of Claim against CREEnergy Oil and Gas Inc. (CREEnergy) and four individuals associated with CREEnergy. Kodiak and Cougar are seeking compensatory, punitive and exemplary damages in excess of $1,465,000 from CREEnergy et al.  The statement of claim outlines the misrepresentations from CREEnergy et al which led to CREEnergy et al entering into agreements with Kodiak and Cougar regarding the proposed development of certain oil and natural gas properties. CREEnergy et al claimed to have legal authority to enter into binding agreements with Kodiak and Cougar and accepted payments from Kodiak and Cougar based on fee schedules described in the binding agreements. CREEnergy et al did not have the authority to enter into any type of agreement with Kodiak and Cougar for the certain oil and natural gas properties which further resulted in CREEnergy et al enjoying unlawful enrichment while not satisfying any of the commitments defined in the agreements. Kodiak and Cougar intend to aggressively pursue the recovery of damages from CREEnergy et al.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. Removed and reserved

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBITS

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer to Section 302 of the Sarbane-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KODIAK ENERGY, INC.
(Registrant)

Dated: November 14, 2011	By: /s/ William S. Tighe
William S. Tighe
Chief Executive Officer

Dated: November 14, 2011	By: /s/ Richard D. Carmichael
Richard D. Carmichael
Chief Financial Officer